Form 10-Q
period 1995-03-31
BARRETT RESOURCES CORP
filed 1995-05-11
CIK 351993

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

    FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER
           MARCH 31, 1995                                 1-13446

                              ---------------------

                         BARRETT RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State of other jurisdiction of incorporation or organization)

                      1125 SEVENTEENTH STREET, SUITE 2400
                             DENVER, COLORADO 80202
                           TELEPHONE: (303) 297-3900
         (Address and telephone number of principal executive offices)

                                   84-0832476
                      (IRS Employer Identification Number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     ----       ----

    There were 11,957,560 shares of registrant's $.01 par value common stock outstanding as of May 1, 1995.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - March 31, 1995 and
                        September 30, 1994 ............................  3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        March 31, 1995 and 1994........................  4

                        Consolidated Condensed Statements of
                        Income - Six Months Ended
                        March 31, 1995 and 1994........................  5

                        Consolidated Condensed Statements of
                        Cash Flows - Six Months Ended
                        March 31, 1995 and 1994........................  6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations .................................  9


PART II.    OTHER INFORMATION

            Item 4.     Submission of Matters to a Vote of
                        Security Holders............................... 12

            Item 6.     Exhibits and Reports on Form 8-K .............. 12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,   September 30,
                                                     1995          1994
                                                  -----------  -------------
ASSETS                                            (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 11,047        $  7,760
  Short-term investments                                  --           1,970
  Receivables                                         22,071          18,826
  Other current assets                                   212             264
                                                    --------        --------
    Total current assets                              33,330          28,820

Property and equipment, net                           98,360          76,925
Other assets                                             150             147
                                                    --------        --------
                                                    $131,840        $105,892
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  9,115        $ 20,371
  Amounts payable to oil and gas property
    owners                                            15,440          11,560
  Accrued and other liabilities                        2,162           1,089
                                                    --------        --------
     Total current liabilities                        26,717          33,020

Long-term debt                                        31,000              --

Stockholders' equity:
  Preferred stock, $.001 par value:  1,000,000
    shares authorized, none outstanding                   --              --
  Common stock, $.01 par value:  17,000,000
    shares authorized; 11,900,310 issued
    (11,845,083 at September 30, 1994)                   119             118
  Additional paid-in capital                          59,132          58,992
  Retained earnings                                   14,872          13,762
                                                    --------        --------
      Total stockholders' equity                      74,123          72,872
                                                    --------        --------
                                                    $131,840        $105,892
                                                    ========        ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                 Three Months Ended
                                              ------------------------
                                                March 31,   March 31,
                                                  1995        1994
                                              -----------  -----------

Revenues:
  Oil and gas production                      $     6,346  $     4,943
  Trading revenues                                  7,788        4,337
  Revenue from gas gathering                          291           87
  Interest income                                     115          232
  Other income                                          5           44
                                              -----------  -----------
                                                   14,545        9,643


Operating expenses:
  Lease operating expense                           1,456          802
  Cost of trading                                   7,452        4,150
  Depreciation, depletion and amortization          3,038        1,808
  General and administrative                        1,358        1,158
  Interest expense                                    319            4
                                              -----------  -----------

                                                   13,623        7,922
                                              -----------  -----------


Income for the period before income taxes             922        1,721
Provision for income taxes                             19           34
                                              -----------  -----------


Net income for the period                     $       903  $     1,687
                                              ===========  ===========


Net income per common share and common
 share equivalent                             $       .07  $       .14
                                              ===========  ===========



Weighted average number of shares of common
 stock and common stock equivalents            12,109,515   11,922,952
                                              ===========  ===========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                 Six Months Ended
                                              ------------------------
                                                March 31,    March 31,
                                                  1995         1994
                                              -----------  -----------

Revenues:
  Oil and gas production                      $    10,343  $     9,416
  Trading revenues                                 18,520        9,398
  Revenue from gas gathering                          442          137
  Interest income                                     205          472
  Other income                                         41           44
                                              -----------  -----------
                                                   29,551       19,467


Operating expenses:
  Lease operating expense                           2,390        1,742
  Cost of trading                                  17,869        8,954
  Depreciation, depletion and amortization          4,806        3,485
  General and administrative                        2,983        2,423
  Interest expense                                    370            4
                                              -----------  -----------

                                                   28,418       16,608
                                              -----------  -----------


Income for the period before income taxes           1,133        2,859
Provision for income taxes                             23           57
                                              -----------  -----------


Net income for the period                     $     1,110  $     2,802
                                              ===========  ===========


Net income per common share and common
share equivalent                              $       .09  $       .23
                                              ===========  ===========



Weighted average number of shares of common
stock and common stock equivalents             12,105,999   11,909,878
                                              ===========  ===========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                          Six Months Ended
                                                       ---------------------
                                                       March 31,   March 31,
                                                          1995       1994
                                                       ---------  ----------

Cash flows from operations:
  Net income                                            $  1,110    $  2,802
  Adjustments needed to reconcile to
    net cash provided by operations:
      Depreciation, depletion, and amortization            4,806       3,485
      Reversal of gas trading allowance                       --          92
      Change in other assets                                  58           4
                                                        --------    --------
                                                           5,858       6,383
      Change in current assets and liabilities:
        Decrease (increase) in current receivables        (1,248)        351
        Decrease (increase) in other current assets           52         180
        Increase (decrease) in accounts payable             (227)      2,438
        Increase in accrued and other liabilities          1,073         147
                                                        --------    --------
Net cash flow provided by operations                       5,508       9,499
                                                        --------    --------

Cash flows from investing activities:
  Maturity of short-term investments                       1,970       5,952
  Purchase of short-term investments                          --      (7,428)
  Proceeds from sale of oil and gas properties                --         387
  Acquisition of property and equipment                  (34,361)    (14,791)
  Other                                                       55          40
                                                        --------    --------
Net cash flow used in investing activities               (32,336)    (15,840)
                                                        --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     141         105
  Decrease (increase) in cash from operating oil
    and gas properties                                    (1,026)        790
  Borrowings on line of credit                            31,000          --
                                                        --------    --------

Net cash flow provided by financing activities            30,115         895
                                                        --------    --------

Increase (decrease) in cash and cash equivalents           3,287      (5,446)
Cash and cash equivalents at beginning of period           7,760      33,187
                                                        --------    --------

Cash and cash equivalents at end of period              $ 11,047    $ 27,741
                                                        ========    ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995


1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended September 30, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

2.   INCOME TAXES

     The net deferred tax assets of the Company were $1,151,000 and $2,688,000 as of September 30, 1994 and 1993, respectively. In order to reflect the amounts not expected to be utilized before the expiration of available net operating loss carryforwards and due to the effects of anticipated exploratory drilling costs, a valuation allowance equal to the entire net deferred tax asset was provided at both September 30, 1994 and 1993.

     For the six months ended March 31, 1995, the Company has used its estimated effective tax rate to compute the provision for income taxes as the Company does not believe it can reliably estimate its taxable income with any degree of precision for the current fiscal year. The estimated tax rate for the quarter and six months ended March 31, 1995 is approximately two percent.

3.   LONG-TERM DEBT

     As of March 31, 1995, the commitment amount of the Company's reserve-based line of credit with a bank was $80 million and the borrowing base was $40 million. In order to reduce the commitment fees, the Company voluntarily requested that the maximum borrowing be limited to $35 million. At March 31, 1995, $31 million was outstanding on the line of credit.

4.   CAPITALIZED INTEREST

     During the six months ended March 31, 1995, the Company borrowed against its line of credit to fund its oil and gas development and the construction of a gas plant and a gathering system extension. The Company capitalizes interest costs on amounts expended on assets during the period in which activities are occurring to place the asset in service. Excluded from interest capitalization are amounts spent to develop properties included in the full cost center of oil and gas properties. The gas plant and gathering system extension were placed in service on December 1, 1994 while development of certain unevaluated oil and gas properties continued throughout the six month period.

     Total interest costs incurred for the quarter ended March 31, 1995 were $470,000. Of this amount $151,000 was capitalized to the specific proj-ects and $319,000 was recorded as interest expense. For the six month period $269,000 was capitalized and $370,000 was recorded as interest expense.

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                                 March 31, 1995


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
- - -------------------------------

     As of March 31, 1995, total assets were $131.8 million compared to $105.9 million as of September 30, 1994. This represents an increase of $25.9 million or 24.5 percent. Property and equipment increased $21.4 million (27.9 percent) and current assets increased $4.5 million (15.5 percent). Working capital increased by $10.8 million to $6.6 million. These increases are primarily the result of increased investment in oil and gas properties, increased gas production that began in the first quarter of fiscal 1995 and borrowings on the line of credit.

     During the six month period ended March 31, 1995, the Company borrowed $31 million on its line of credit with a bank. The line of credit provides up to $80 million with a borrowing base of $40 million. The Company has voluntarily requested the maximum borrowing be limited to $35 million.

     For the respective six months ended March 31, 1995 and 1994, operations provided $5.9 million and $6.4 million of cash flow before working capital changes. The decrease is primarily due to lower gas prices which resulted in decreased net income.

     The Company invested $34.4 million in the acquisition of property and equipment during the six months ended March 31, 1995 compared to $14.8 million for the same period of fiscal 1994. During this period, the Company continued its exploration and development activities in the Piceance Basin of Colorado, the Wind River Basin in Wyoming and the Arkoma and Anadarko Basins of Oklahoma.

     During December 1994, the Company began production of its Cave Gulch discovery in the Wind River Basin and began operation of its gas plant and gathering system extension in the Piceance Basin. These actions significantly increased production to the Company's interest. Subject to market availability, these production increases should continue to generate a corresponding increase in cash flow.

     On May 3, 1995, the Company announced a plan for the merger of Plains Petroleum Company, an independent oil and gas producer, into a wholly owned subsidiary of the Company to be accounted for using the pooling of interests method of accounting. As of December 31, 1994, Plains Petroleum reported proved reserves of 11 million barrels of oil and 312.5 Bcf of gas. The merger is subject to approval of the stockholders of both companies and is expected to be consummated in the third quarter of calendar 1995.

     Due to low gas prices, the Company continues to evaluate its opportunities for investing in oil and gas properties. Management believes that as a result of this evaluation, its oil and gas investing activities for the remainder of the year may be reduced compared to previous plans for the year.

     Management believes that its current cash position, anticipated cash flow and borrowing capacities will adequately fund its fiscal 1995 anticipated exploration and development activities.

Results of Operations
- - ---------------------

     Net income for the quarters ended March 31, 1995 and 1994 was $.9 million ($.07 per share) and $1.7 million ($.14 per share), respectively. The decrease is due primarily to a reduction of average gas prices which are 29% lower for the fiscal 1995 quarter than the fiscal 1994 quarter and the resulting effect on oil and gas production revenue. Other factors contributing to the decrease in net income include increases in general and administrative expenses and interest expense.

     For the six months ended March 31, 1995 and 1994, net income was $1.1 million ($.09 per share) and $2.8 million ($.23 per share), respectively. Due primarily to lower gas prices, production revenue net of lease operating expense and depreciation, depletion and amortization decreased from $4.2 million to $3.1 million during this period. Increases in gas gathering revenue due to the gathering system extension in the Piceance Basin were offset by increases in general and administrative expenses and interest expenses.

     Production revenue for the second quarter of fiscal 1995 increased from
     $4.9 million in 1994 to $6.3 million.    During the fiscal quarter, the
     Company sold 25,000 barrels of oil and 4,246,000 mcf of gas at an average price of $1.41 per mcf of gas and $14.26 per barrel of oil. During the comparable quarter of fiscal 1994, the Company sold 16,000 barrels of oil and 2,325,000 mcf of gas at an average price of $2.04 per mcf of gas and $12.29 per barrel of oil. Production quantities increased 82 percent on a barrel of oil equivalent basis, while product prices decreased 29 percent. Daily sales on an mcfe basis were 49,000 and 26,900 for the respective quarters ended March 31, 1995 and 1994.

     For the six months ended March 31, 1995, production revenue was $10.3 million compared to revenues of $9.4 million for the six months ended March 31, 1994. The significant increases in production are the result of the operation of the gas plant and gas gathering system extension in the Piceance Basin and the production from the Cave Gulch project in the Wind River Basin, both of which commenced in December 1994.

     Total revenues were $14.5 and $9.6 million for the quarters ended March 31, 1995 and 1994 and total expenses were $13.6 million and $7.9 million, respectively. For the six month periods, total revenues were $29.6 million and $19.5 million, and expenses were $28.4 million and $16.6 million. The largest portion of the increases in revenues and expenses for the quarter and the six months is attributable to trading activities.

     In 1995, trading revenues were $7.8 million for the second quarter ($4.3 million in 1994) and $18.5 million for the six month period ($9.4 million in 1994). The associated costs of trading were $7.5 million and $4.2 million for the quarter ended March 31, 1995 and 1994, respectively and $17.9 million and $9.0 million for the respective six months. Gross profit from trading increased to $.3 million from $.2 million for the quarter and to $.7 million from $.4 million for the six months.

     General and administrative expenses for the quarter ended March 31, 1995 increased $.3 million to $1.5 million from the comparable 1994 quarter.
     For the six month period, these expenses increased from $2.4 million to $3.1 million. These increases are primarily due to expenses related to the Company expanding its oil and gas activities in both existing and new prospect areas.

     Depreciation, depletion and amortization increased from $1.8 million to $3.0 million for the quarter and from $3.5 million to $4.8 million for the six month period. The increase is due to production volume increases. During fiscal 1995 and 1994, depletion on oil and gas production was recorded at $3.90 and $4.26 per barrel of oil equivalent, respectively.

     If consummated, the proposed merger with Plains Petroleum Company will substantially increase the Company's total oil and gas production on a consolidated basis. During the quarter ended March 31, 1995, Plains Petroleum produced 7.4 Bcf of gas and 405,400 barrels of oil. The merger will be accounted for using the pooling of interests method which provides that previously reported results of the separate companies are restated on a combined basis. Merger costs are recorded as an expense in the period incurred.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounts for approximately 94% of the Company's fiscal 1995 production revenues to date. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On March 16, 1995, the Annual Meeting of the Stockholders of Barrett Resources Corporation was held. At that meeting, the following matters were voted upon by the stockholders with the results indicated below. All three proposals were approved.

          (1) The following directors were re-elected with these directors constituting the entire Board of Directors: William J. Barrett,
               C. Robert Buford, James M. Fitzgibbons, Hennie L.J.M. Gieskes, J. Frank Keller, Paul M. Rady, A. Ralph Reed, James T. Rodgers, Philippe S.E. Schreiber.

          (2) A proposal to adopt the 1994 Stock Option Plan which provides 400,000 shares of Common Stock which may be granted either as Incentive Options or Non-Qualified Options received 8,196,771 votes in favor of the proposal; 1,929,700 voted against the proposal and 157,297 abstained.

          (3) A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending September 30, 1995 was approved with a total of 10,261,523 votes in favor; 4,599 votes against and 17,646 abstained.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  There are no exhibits filed as part of this report.

          (b) Subsequent to the quarter ended March 31, 1995, a report on Form 8-K was filed reporting the event occurring on May 2, 1995, which was the signing of an agreement and plan of merger for Plains Petroleum Company to merge with a wholly owned subsidiary of Barrett Resources Corporation.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT RESOURCES CORPORATION


May 09, 1995                              By /s/ PAUL M. RADY
                                             --------------------------------
                                             Paul M. Rady
                                             President


May 09, 1995                              By /s/ ROBERT W. HOWARD
                                             --------------------------------
                                             Robert W. Howard
                                             Senior Vice President - Treasurer