Form 10-QT/A
period 1994-12-31
BARRETT RESOURCES CORP
filed 1995-08-10
CIK 351993

                                                                  Total 12 Pages


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (Amendment No.1)


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.

For the quarterly period ended
                              --------------------------------------------------

    X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934.

For the transition period from    October 1, 1994     to     December 31, 1994
                               ---------------------      ----------------------


Commission file number                     1-13446
                       ---------------------------------------------------------


                         Barrett Resources Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                  84-0832476
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


1125 Seventeenth Street, Suite 2400, Denver, Colorado              80202
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)


                                (303) 297-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----

     There were 11,864,433 shares of the registrant's $.01 par value common stock outstanding as of February 8, 1995.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


     Item 1.     Financial Statements

                 Consolidated Condensed Balance
                 Sheets - December 31, 1994 and
                 September 30, 1994 ..................................  3

                 Consolidated Condensed Statements of
                 Income - Three Months Ended
                 December 31, 1994 and 1993...........................  4

                 Consolidated Condensed Statements of
                 Cash Flows - Three Months Ended
                 December 31, 1994 and 1993...........................  5

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations .......................................  8


PART II.    OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K .................... 11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                  December 31,    September 30,
                                                       1994           1994
                                                  --------------  ------------
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents                            $ 10,017       $  7,760
  Short-term investments                                     --          1,970
  Receivables                                            27,465         18,826
  Other current assets                                      677            264
                                                       --------       --------
    Total current assets                                 38,159         28,820

Property and equipment, net                              88,458         76,925
Other assets                                                 55            147
                                                       --------       --------
                                                       $126,672       $105,892
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $ 22,342       $ 20,371
  Amounts payable to oil and gas property
    owners                                               14,066         11,560
  Accrued and other liabilities                           1,171          1,089
                                                       --------       --------
     Total current liabilities                           37,579         33,020

Long-term debt                                           16,000             --

Stockholders' equity:
  Preferred stock, $.001 par value:  1,000,000
    shares authorized, none outstanding                      --             --
  Common stock, $.01 par value:  17,000,000
    shares authorized; 11,856,333 issued
    (11,845,083 at September 30, 1994)                      119            118
  Additional paid-in capital                             59,048         58,992
  Retained earnings                                      13,969         13,762
  Treasury stock, at cost:  2,149 shares                    (43)            --
                                                       --------       --------
    Total stockholders' equity                           73,093         72,872
                                                       --------       --------
                                                       $126,672       $105,892
                                                       ========       ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                  Three Months Ended
                                              --------------------------
                                              December 31,  December 31,
                                                  1994          1993
                                              ------------  ------------
Revenues:
  Oil and gas production                       $     3,997   $     4,473
  Trading revenues                                  10,732         5,061
  Revenue from gas gathering                           151            50
  Interest income                                       90           240
  Other income                                          36            --
                                               -----------   -----------
                                                    15,006         9,824


Operating expenses:
  Oil and gas production costs                         934           940
  Cost of trading                                   10,417         4,804
  Depreciation, depletion and amortization           1,768         1,677
  General and administrative                         1,625         1,265
  Interest expense                                      51            --
                                               -----------   -----------

                                                    14,795         8,686
                                               -----------   -----------

Income for the period before income taxes              211         1,138
Provision for income taxes                               4            23
                                               -----------   -----------

Net income for the period                      $       207   $     1,115
                                               ===========   ===========

Net income per common share and common
 share equivalent                              $       .02   $       .09
                                               ===========   ===========

Weighted average number of shares of common
 stock and common stock equivalents             12,138,775    11,949,752
                                               ===========   ===========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                     Three Months Ended
                                                 --------------------------
                                                 December 31,  December 31,
                                                     1994          1993
                                                 ------------  ------------
Cash flows from operations:
 Net income                                         $    207        $ 1,115
 Adjustments needed to reconcile to
  net cash provided by operations:
   Depreciation, depletion, and amortization           1,768          1,677
   Reversal of gas trading allowance                      --             42
   Change in other assets                                 37              2
                                                    --------        -------
                                                       2,012          2,836
   Change in current assets and liabilities:
    Increase in current receivables                   (3,367)        (2,408)
    Decrease (increase) in other current assets         (413)            29
    Increase in accounts payable                       3,193          1,157
    Increase in accrued and other liabilities             82            217
                                                    --------        -------
Net cash flow provided by operations                   1,507          1,831
                                                    --------        -------

Cash flows from investing activities:
 Maturity of short-term investments                    1,970          1,984
 Purchase of short-term investments                       --         (3,968)
 Proceeds from sale of oil and gas properties             --            364
 Acquisition of property and equipment               (14,945)        (7,177)
 Other                                                    55             (4)
                                                    --------        -------
Net cash flow used in investing activities           (12,920)        (8,801)
                                                    --------        -------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   14             31
 Decrease (increase) in cash from operating oil
  and gas properties                                  (2,344)           661
 Borrowings on line of credit                         16,000             --
                                                    --------        -------

Net cash flow provided by financing activities        13,670            692
                                                    --------        -------

Increase (decrease) in cash and cash equivalents       2,257         (6,278)
Cash and cash equivalents at beginning of period       7,760         33,187
                                                    --------        -------

Cash and cash equivalents at end of period          $ 10,017        $26,909
                                                    ========        =======

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1994



1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1994 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended September 30, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

2.   CHANGE IN YEAR END

     On July 18, 1995, the Company changed its fiscal year end from September 30 to December 31. This report is to refile the Form 10-Q originally filed for the quarter ended December 31, 1994 as a transition report for the period from October 1, 1994 to December 31, 1994.

3.   INCOME TAXES

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

     For the quarter ended December 31, 1994, the Company has used its estimated effective tax rate to compute the provision for income taxes as the Company does not believe it can reliably estimate its taxable income with any degree of precision for the entire tax period. The estimated tax rate for the quarter is approximately two percent.

4.   LONG-TERM DEBT

     Subsequent to December 31, 1994, the commitment amount of the Company's reserve-based line of credit with a bank was increased to $80 million and the lender increased the borrowing base to $40 million. At December 31, 1994, $16 million was outstanding on the line of credit.

5.   CAPITALIZED INTEREST

     During the quarter ended December 31, 1994, the Company borrowed against its line of credit for the construction of a gas plant and a gathering system extension as well as for other specific projects. The Company capitalizes interest costs on amounts expended on assets during the period in which activities are occuring to place the asset in service. Excluded from interest capitalization are amounts spent to develop properties included in the full cost center of oil and gas properties. The gas plant and gathering system extension were placed in service on December 1, 1994 while development of certain unevaluated oil and gas properties continued throughout the quarter. Total interest costs incurred for the quarter were $169,000. Of this amount, $118,000 was capitalized to the specific projects and $51,000 was recorded as interest expense.

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                               December 31, 1994


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
-------------------------------

     At December 31, 1994, total assets were $126.7 million, an increase of $20.8 million or 19.6 percent from the total assets of $105.9 million at September 30, 1994. Property and equipment increased approximately $11.5 million and accounts receivable increased $8.6 million. Working capital increased by $4.8 million to $.6 million. These increases are primarily the result of increased investment in oil and gas properties, increased gas production that began in December 1994 and borrowings on the line of credit.

     During the quarter ended December 31, 1994, the Company borrowed $16 million on its line of credit with a bank. The line of credit provides up to $80 million with a borrowing base of $40 million.

     Operations provided $2.0 million and $2.8 million of cash flow before working capital changes for the respective quarters ended December 31, 1994 and 1993. The decrease is primarily due to the decrease in net income partially caused by a decrease in gas prices.

     The Company invested $14.9 million in the acquisition of property and equipment during the quarter ended December 31, 1994 compared to $7.2 million for the quarter ended December 31, 1993. During this period, the Company continued its exploration and development activities in the Piceance Basin of Colorado and the Arkoma and Anadarko Basins of Oklahoma.

     During December 1994, the Company began production of its Cave Gulch discovery in the Wind River Basin and began operation of its gas plant and gathering system extension in the Piceance Basin. These actions are expected to significantly increase production to the Company's interest subject to market availability. These production increases should generate a corresponding increase in cash flow.

     Due to lower gas prices, the Company is currently evaluating its opportunities for investing in oil and gas properties. Management believes that as a result of this evaluation, its oil and gas investing activities will be reduced compared to previous levels and previous plans for the year.

     Management believes that its current cash position, anticipated cash flow and borrowing capacities will adequately fund its 1995 anticipated exploration and development activities as modified for market conditions.

Results of Operations
---------------------

     Net income for the quarters ended December 31, 1994 and 1993 was $.2 million ($.02 per share) and $1.1 million ($.09 per share), respectively. The decrease is primarily due to decreased oil and gas production revenue, the result of a 23 percent decrease in the average gas price for the quarter, and increased general and administrative expenses.

     Production revenue decreased from $4.5 million to $4.0 million for the quarter. During the quarter the Company sold 2.4 bcf of gas (2.1 bcf in the prior year quarter) at an average price of $1.55 per mcf ($2.01 in the prior year quarter). Oil sales for the quarter were 14,546 barrels (11,285 barrels in the prior year quarter) at an average price of $16.72 per barrel ($14.79 in the prior year quarter). During December 1994, the Cave Gulch well in the Wind River Basin began producing and the gas plant and gathering system extension in the Piceance Basin began operations. These events contributed to significantly higher production quantities late in the quarter ended December 31, 1994.

     Total revenues increased $5.2 million to $15.0 million and expenses increased $6.1 million to $14.8 million compared to the December 31, 1993 quarter. The largest portion of the increases in both revenues and expenses is due to higher volumes of trading activities.

     For the quarter ended December 31, 1994, revenues from trading were $10.7 million compared to $5.1 million for the quarter ended December 31, 1993 and the costs of trading increased to $10.4 million from $4.8 million. Gross profit from trading was $315,000 and $257,000 for the respective quarters ended December 31, 1994 and 1993. The volumes of gas associated with gas trading were 7,033,000 mcf for the 1994 quarter and 2,140,000 mcf for the 1993 quarter.

     General and administrative expenses increased to $1.6 million from $1.3 million for the respective quarters of 1994 and 1993. The increase is primarily due to salaries for additional employees. In addition, general and administrative expenses include a registration fee of $100,000 for the Company's common stock to be listed on the New York Stock Exchange.

     Depreciation, depletion and amortization increased to $1.8 million from $1.7 million due to oil and gas sales quantity increases. During the 1994 and 1993 quarters, depletion on oil and gas production was recorded at $3.90 and $4.26 per BOE, respectively.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 97 percent of the Company's production revenue for the quarter ended December 31, 1994. Production of 2.4 bcf of gas in 1994 yielded revenues of $3.7 million at $1.55 compared to revenue of $4.2 million for 2.1 bcf of gas production at the prior year price of $1.82.

     As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

               Financial data schedule

         (b) There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT RESOURCES CORPORATION


August 10, 1995                           By /s/ PAUL M. RADY
                                             --------------------------------
                                             Paul M. Rady
                                             President


August 10, 1995                           By /s/ ROBERT W. HOWARD
                                             --------------------------------
                                             Robert W. Howard
                                             Senior Vice President - Treasurer