Form 10-Q
period 1995-06-30
BARRETT RESOURCES CORP
filed 1995-08-14
CIK 351993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED              COMMISSION FILE NUMBER
             JUNE 30, 1995                              1-13446


                               ----------------

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

                                 Yes X  No
                                    ---   ---

        There were 11,978,003 shares of the registrant's $.01 par value common stock outstanding as of June 30, 1995. There were 24,786,156 shares of the registrant's $.01 par value common stock outstanding as of August 8,
                                     1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - June 30, 1995 and
                        September 30, 1994............................   3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        June 30, 1995 and 1994........................   4

                        Consolidated Condensed Statements of
                        Income - Nine Months Ended
                        June 30, 1995 and 1994........................   5

                        Consolidated Condensed Statements of
                        Cash Flows - Nine Months Ended
                        June 30, 1995 and 1994........................   6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations .................................  9


PART II.  OTHER INFORMATION


            Item 4.     Submission of Matters to a Vote of
                        Security Holders............................... 13

            Item 6.     Exhibits and Reports on Form 8-K .............. 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                   June 30,   September 30,
                                                     1995         1994
                                                  ----------  -------------
ASSETS

Current assets:
  Cash and cash equivalents                        $ 10,071        $  7,760
  Short-term investments                                 --           1,970
  Receivables                                        21,971          18,826
  Other current assets                                  248             264
                                                   --------        --------
    Total current assets                             32,290          28,820

Property and equipment, net                         103,667          76,925
Other assets                                            685             147
                                                   --------        --------
                                                   $136,642        $105,892
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 10,820        $ 20,371
  Amounts payable to oil and gas property
    owners                                           12,098          11,560
  Accrued and other liabilities                       1,832           1,089
                                                   --------        --------
     Total current liabilities                       24,750          33,020

Long-term debt                                       36,000              --

Stockholders' equity:
  Preferred stock, $.001 par value:  1,000,000
    shares authorized, none outstanding                  --              --
  Common stock, $.01 par value:  17,000,000
    shares authorized; 11,981,060 issued
    (11,845,083 at September 30, 1994)                  120             118
  Additional paid-in capital                         59,675          58,992
  Retained earnings                                  16,169          13,762
  Treasury stock, at cost:  3,057 shares                (72)             --
                                                   --------        --------
      Total stockholders' equity                     75,892          72,872
                                                   --------        --------
                                                   $136,642        $105,892
                                                   ========        ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                               Three Months Ended
                                            ------------------------
                                             June 30,      June 30,
                                               1995         1994
                                            ----------    ----------
Revenues:
  Oil and gas production                       $ 6,850    $    4,016
  Trading revenues                               7,522         5,656
  Revenue from gas gathering                       218            43
  Interest income                                  142           219
  Other income                                      --            10
                                            ----------    ----------
                                                14,732         9,944


Operating expenses:
  Lease operating expense                        1,469           802
  Cost of trading                                7,263         5,556
  Depreciation, depletion and amortization       3,108         1,701
  General and administrative                     1,091         1,013
  Interest expense                                 481             1
                                            ----------    ----------

                                                13,412         9,073
                                            ----------    ----------


Income for the period before income taxes        1,320           871
Provision for income taxes                          23            72
                                            ----------    ----------


Net income for the period                   $    1,297    $      799
                                            ==========    ==========


Net income per common share and common
share equivalent                            $      .11    $      .07
                                            ==========    ==========


Weighted average number of shares of
common stock and common stock equivalents   12,247,587    11,979,945
                                            ==========    ==========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                Nine Months Ended
                                            -------------------------
                                             June 30,       June 30,
                                               1995           1994
                                            ----------     ----------
Revenues:
  Oil and gas production                       $17,193     $   13,432
  Trading revenues                              26,042         15,054
  Revenue from gas gathering                       660            180
  Interest income                                  347            691
  Other income                                      41             54
                                            ----------     ----------
                                                44,283         29,411


Operating expenses:
  Lease operating expense                        3,859          2,544
  Cost of trading                               25,132         14,510
  Depreciation, depletion and amortization       7,914          5,186
  General and administrative                     4,074          3,436
  Interest expense                                 851              5
                                            ----------     ----------

                                                41,830         25,681
                                            ----------     ----------


Income for the period before income taxes        2,453          3,730
Provision for income taxes                          46            129
                                            ----------     ----------


Net income for the period                   $    2,407     $    3,601
                                            ==========     ==========


Net income per common share and common
 share equivalent                           $      .20     $      .30
                                            ==========     ==========


Weighted average number of shares of
 common stock and common stock equivalents  12,154,791     11,923,448
                                            ==========     ==========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                      Nine Months Ended
                                                     --------------------
                                                     June 30,   June 30,
                                                       1995       1994
                                                     ---------  --------
 Cash flows from operations:
  Net income                                         $  2,407   $  3,601
  Adjustments needed to reconcile to
    net cash provided by operations:
      Depreciation, depletion, and amortization         7,914      5,186
      Reversal of gas trading allowance                    --        100
      Change in other assets                             (593)         5
                                                     --------   --------
                                                        9,728      8,892
      Change in current assets and liabilities:
        Increase in current receivables                (3,676)    (1,704)
        Decrease in other current assets                   16         40
        Increase (decrease) in accounts payable            (9)       398
        Increase in accrued and other liabilities         743         59
                                                     --------   --------
Net cash flow provided by operations                    6,802      7,685
                                                     --------   --------

Cash flows from investing activities:
  Maturity of short-term investments                    1,970      7,936
  Purchase of short-term investments                       --    (14,781)
  Proceeds from sale of oil and gas properties             12        387
  Acquisition of property and equipment               (42,641)   (22,958)
  Other                                                    55         55
                                                     --------   --------
Net cash flow used in investing activities            (40,604)   (29,361)
                                                     --------   --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  613        144
  Decrease (increase) in cash from operating oil
    and gas properties                                   (500)     1,423
  Borrowings on line of credit                         36,000         --
                                                     --------   --------

Net cash flow provided by financing activities         36,113      1,567
                                                     --------   --------

Increase (decrease) in cash and cash equivalents        2,311    (20,109)
Cash and cash equivalents at beginning of period        7,760     33,187
                                                     --------   --------

Cash and cash equivalents at end of period           $ 10,071   $ 13,078
                                                     ========   ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1995


1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended September 30, 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K. (See note 4 for discussion of change in fiscal year.)

2.   INCOME TAXES

     For the nine months ended June 30, 1995, the Company has used its estimated effective tax rate to compute the provision for income taxes as the Company does not believe it can reliably estimate its taxable income with any degree of precision for the entire current fiscal year. The estimated tax rate for the quarter and nine months ended June 30, 1995 is approximately two percent.

3.   LONG-TERM DEBT

     As of June 30, 1995, the commitment amount of the Company's reserve-based line of credit with a bank was $80 million and the borrowing base was $40 million. At June 30, 1995, $36 million was outstanding on the line of credit. (See note 4 for discussion of a replacement line of credit.)

4.   SUBSEQUENT EVENTS

     On July 18, 1995 a wholly owned subsidiary of the Company merged with Plains Petroleum Company (the "merger"). As a result of the merger, Plains Petroleum Company became a wholly subsidiary of the Company. The merger will be accounted for using the pooling of interests method which provides that previously reported results of the separate companies will be restated on a comparable, combined basis. The merger costs will be recorded as an expense in the results of operations of the combined entity in the period incurred.

     On July 18, 1995, the Company changed its fiscal year end from September 30 to December 31. A transition report for the period October 1, 1994 through December 31, 1994 was filed with the Securities & Exchange Commission.

     On July 19, 1995, the Company entered into a credit agreement with five banks. The credit agreement provides for an unsecured line of credit of $200 million, with a current borrowing base of $160 million. This credit agreement replaces the previously existing separate lines of credit of the Company and Plains Petroleum Company. As of August 8, 1995 the outstanding balance is $80 million.

5.   CAPITALIZED INTEREST

     During the nine months ended June 30, 1995, the Company borrowed against the line of credit to fund its oil and gas development. The Company capitalizes interest costs on amounts expended on assets during the period in which activities are occurring to place the asset in service. Excluded from interest capitalization are amounts spent to develop properties included in the full cost center of oil and gas properties.

     Total interest costs incurred for the quarter ended June 30, 1995 were $643,000. Of this amount $162,000 was capitalized to the specific proj-ects and $481,000 was recorded as interest expense. For the nine month period $428,000 was capitalized and $851,000 was recorded as interest expense.

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                                 June 30, 1995


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     On July 18, 1995 the Company consummated the merger of a wholly owned subsidiary of the Company with Plains Petroleum Company ("Plains") by issuing 12,804,134 shares of its common stock to the former Plains shareholders. As a result of this merger, Plains became a wholly owned subsidiary of the Company. Also on July 18, 1995, the Company changed its fiscal year end from September 30 to December 31 effective January 1, 1995. Subsequent to the merger, the Company replaced the previous bank lines of credit of both companies with a single line of credit as discussed below. The financial statements included in this Form 10-Q do not reflect the merger. Rather these financial statements report only the financial position and results of operations for Barrett Resources Corporation as of June 30, 1995 and for the nine months then ended. The financial statements for the quarter ended September 30, 1995 will report combined operations under the pooling of interests method of reporting the combination.


Liquidity and Capital Resources
-------------------------------

     As of June 30, 1995, total assets were $136.6 million compared to $105.9 million at September 30, 1994, an increase of $30.7 million or 29 percent. Property and equipment increased $26.7 million or 35 percent while accounts receivable increased $3.1 million or 17 percent. Working capital increased to $7.5 million from a deficit of $4.2 million. These increases are primarily the result of increased investment in oil and gas properties and borrowings on the line of credit.

     During the nine month period ended June 30, 1995 the Company borrowed $36 million on its line of credit with a bank. On July 19, 1995, the Company entered into a $200 million credit agreement with five banks to replace both the Company's and Plain's lines of credit. The new credit agreement provides for an initial borrowing base of $160 million. The existing bank debt of both the Company and Plains was retired with proceeds from the new line of credit. As of August 8, 1995 the outstanding balance under the line of credit was $80 million.

     For the respective nine months ended June 30, 1995 and 1994, operations provided $9.7 million and $8.9 million of cash flow before working capital changes. The increase is primarily due to increased oil and gas production.

     The Company invested $42.6 million in the acquisition of property and equipment during the nine months ended June 30, 1995 compared to $23.0 million for the same period of 1994. During the current year, the Company continued its exploration and development activities in the Piceance Basin of Colorado, the Wind River Basin in Wyoming and the Arkoma and Anadarko Basins of Oklahoma.

     Beginning December 1994, the Company began production of its Cave Gulch field in the Wind River Basin and began operation of its gas plant and gathering system extension in the Piceance Basin. These actions significantly increased the Company's productive capacity. Subject to market availability, these production increases should continue to generate a corresponding increase in cash flow.

     The July 18, 1995 merger with Plains Petroleum Company substantially increased the Company's reserve position and production capacity. As of December 31, 1994 Plains reported reserve estimates of 313 Bcf of gas and 11 million barrels of oil compared to the Company's reserve estimates of 226 Bcf of gas and 900,000 barrels of oil as of March 31, 1995. Depending on oil and gas sales prices the increased production from the combined reserves should substantially increase the Company's cash flow from operations. In addition to expected production increases, the increased reserve position increases the Company's borrowing availability. The Company's current borrowing availability under its new credit arrangement is $160 million compared to a borrowing base of $40 million (based on September 30, 1994 reserve estimates) prior to the merger.

     The Company is re-evaluating its investing activities in oil and gas properties due to low gas prices. Management believes that as a result of this evaluation, its oil and gas investing activities for the remainder of the year may be reduced compared to previous plans. Management believes that its current cash position, anticipated cash flow and borrowing availabilities will adequately fund its anticipated exploration and development activities for the next year.

Results of Operations
---------------------

     Net income for the quarters ended June 30, 1995 and 1994 was $1.3 million ($.11 per share) and $.8 million ($.07 per share), respectively. The increase in net income of $.5 million is primarily due to increased oil and gas sales net of related lease operating expense and depreciation, depletion and amortization. Other factors affecting net income are an increase in gross profit from trading and an increase in interest expense.

     For the nine months ended June 30, 1995 and 1994, net income was $2.4 million ($.20 per share) and $3.6 million ($.30 per share), respectively. Production revenues increased $3.8 million and gross margins on trading activities increased $.4 million for the period. These increases were offset by lease operating expenses increasing by $1.3 million, depreciation, depletion and amortization increasing by $2.7 million, interest expense increasing by $.8 million and general and administrative expenses increasing by $.6 million.

     Total revenues were $14.7 million and $9.9 million for the quarters ended June 30, 1995 and 1994 and total expenses were $13.4 million and $9.1 million, respectively. For the nine month periods, total revenues were $44.3 million and $29.4 million, and expenses were $41.8 million and $25.7 million. The largest portion of the increases in revenues and expenses for the quarter and the nine months is attributable to increased oil and gas production and to trading activities.

     Production revenue for the third quarter of 1995 increased from $4.0
     million in 1994 to $6.9 million.    During the quarter, the Company sold
     4,329,700 mcf of gas and 23,700 barrels of oil at an average price of $1.48 per mcf of gas and $18.34 per barrel of oil. During the comparable quarter of 1994, the Company sold 2,175,000 mcf of gas and 14,200 barrels of oil at an average price of $1.76 per mcf of gas and $13.73 per barrel of oil. Production quantities increased 99 percent on a gas equivalent basis, while product prices decreased 14 percent. Daily sales on an mcfe basis were 49,140 and 24,800 for the respective quarters ended June 30, 1995 and 1994.

     For the nine months ended June 30, 1995, production revenue was $17.2 million compared to revenues of $13.4 million for the nine months ended June 30, 1994. The significant increases in production are the result of the operation of the gas plant and gas gathering system extension in the Piceance Basin and the production from the Cave Gulch project in the Wind River Basin, both of which commenced in December 1994.

     For the quarter ended June 30, 1995, trading revenues were $7.5 million ($5.7 million in 1994) and $26.0 million for the nine month period ($15.1 million in 1994). The associated costs of trading were $7.3 million and $5.6 million for the quarters ended June 30, 1995 and 1994, respectively, and $25.1 million and $14.5 million for the respective nine months. Gross profit from trading for the quarter increased to $.3 million from $.1 million and to $.9 million from $.5 million for the nine months.

     General and administrative expenses for the quarter ended June 30, 1995 increased $.1 million to $1.1 million from the comparable 1994 quarter.
     For the nine month period, these expenses increased from $3.4 million to $4.1 million. These increases are primarily due to expenses related to the Company expanding its oil and gas activities in both existing and new prospect areas.

     Depreciation, depletion and amortization increased from $1.7 million to $3.1 million for the quarter and from $5.2 million to $7.9 million for the nine month period. The increase is due to production volume increases. During fiscal 1995 and 1994, depletion on oil and gas production was recorded at $3.90 and $4.26 per barrel of oil equivalent, respectively.

     The July 18 merger with Plains Petroleum Company will substantially increase the Company's total oil and gas production on a consolidated basis. During the quarter ended June 30, 1995, Plains Petroleum produced

     6.9 Bcf of gas and 397,700 barrels of oil. The merger will be accounted for using the pooling of interests method which provides that previously reported results of the separate companies will be restated on a combined basis. Merger costs will be recorded as an expense in the results of operations of the combined entity in the period incurred.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounts for approximately 94 percent of the Company's fiscal 1995 production revenues to date. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         During the quarter ended June 30, 1995, a Notice of Special Meeting of Stockholders and Proxy Statement were sent to the Company's common stockholders with respect to a special meeting of stockholders that was held on July 18, 1995. At the special meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the Company's authorized Common Stock from 17,000,000 shares to 35,000,000 (the "Charter Amendment") and the issuance of shares of the Company's Common Stock (the "Stock Issuance") in connection with the Agreement and Plan of Merger (the "Merger Agreement") among the Company, Barrett Energy Inc., a wholly owned subsidiary of the Company ("Sub"), and Plains Petroleum Company ("Plains"), including the issuance of shares of the Company's Common Stock in the merger of Sub with and into Plains (the "Merger") and the reservation of shares of the Company's Common Stock for issuance upon exercise of certain stock options of Plains which, following the Merger, constitute options to purchase the Company's Common Stock. The Charter Amendment was approved by a vote of 9,834,398 shares voting for and 11,660 shares voting against, with 6,380 abstentions and 45 broker non-votes. The Stock Issuance was approved by a vote of 9,749,622 shares voting for and 3,840 shares voting against, with 6,027 abstentions and 92,994 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) During the quarter ended June 30, 1995, a report on Form 8-K was filed reporting the event occurring on May 2, 1995, which was the signing of an agreement and plan of merger for Plains Petroleum Company to merge with a wholly owned subsidiary of Barrett Resources Corporation.

     (b) Subsequent to the quarter ended June 30, 1995, a report on Form 8-K was filed reporting the Company's decision on July 18, 1995 to change its fiscal year end from September 30 to December 31. The change in the year end is effective January 1, 1995.

     (c) Subsequent to the quarter ended June 30, 1995, a report on Form 8-K, as amended by a report on Form 8-K/A-1, was filed reporting the merger on July 18, 1995 of Barrett Energy, Inc., a wholly owned subsidiary of the Company and Plains Petroleum Company that resulted in Plains Petroleum Company becoming a wholly owned subsidiary of the Company.

     (d) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q.

               Financial data schedule.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BARRETT RESOURCES CORPORATION


August 14, 1995                             By /s/ PAUL M. RADY
                                               --------------------------------
                                               Paul M. Rady
                                               President


August 14, 1995                             By /s/ ROBERT W. HOWARD
                                               --------------------------------
                                               Robert W. Howard
                                               Senior Vice President - Treasurer