Form 10-Q
period 1995-09-30
BARRETT RESOURCES CORP
filed 1995-11-14
CIK 351993

                                                                  Total 17 Pages


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934.


For the quarterly period ended                 September 30, 1995
                               -----------------------------------------------


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                        to
                               ----------------------    ---------------------


Commission file number                     1-13446
                       -------------------------------------------------------


                         Barrett Resources Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                   84-0832476
------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


1125 Seventeenth Street, Suite 2400, Denver, Colorado           80202
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (303) 297-3900
------------------------------------------------------------------------------
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

     There were 25,071,475 shares of the registrant's $.01 par value common stock outstanding as of November 10, 1995.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - September 30, 1995 and
                        September 30, 1994............................   3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        September 30, 1995 and 1994...................   4

                        Consolidated Condensed Statements of
                        Income - Nine Months Ended
                        September 30, 1995 and 1994...................   5

                        Consolidated Condensed Statements of
                        Cash Flows - Nine Months Ended
                        September 30, 1995 and 1994...................   6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations ................................. 11


PART II.    OTHER INFORMATION


            Item 4.     Submission of Matters to a Vote of
                        Security Holders............................... 16

            Item 6.     Exhibits and Reports on Form 8-K .............. 16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                    September 30, December 31,
                                                       1995           1994
                                                   -------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents                            $ 18,532       $ 12,348
  Receivables                                            25,017         34,522
  Inventory, at lower of average cost or market             540            643
  Other current assets                                      507          1,099
                                                       --------       --------
    Total current assets                                 44,596         48,612

Property and equipment, net                             285,556        261,424
Other assets                                                 --            916
                                                       --------       --------
                                                       $330,152       $310,952
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  9,283       $ 24,587
  Due to oil and gas property owners                     15,149         16,091
  Accrued and other liabilities                           7,489          5,433
                                                       --------       --------
     Total current liabilities                           31,921         46,111

Other long-term liabilities                                  --          1,017
Post-retirement benefits                                     --            927
Long-term debt                                           85,000         53,000
Deferred income taxes                                    24,269         21,726

Stockholders' equity:
  Preferred stock, $.001 par value:  1,000,000
    shares authorized, none outstanding                      --             --
  Common stock, $.01 par value:  35,000,000
    shares authorized; 25,058,114 issued
    (24,673,419 at December 31, 1994)                       250            246
  Additional paid-in capital                             85,364         79,297
  Retained earnings                                     103,427        109,304
  Treasury stock, at cost                                   (79)          (676)
                                                       --------       --------
      Total stockholders' equity                        188,962        188,171
                                                       --------       --------
                                                       $330,152       $310,952
                                                       ========       ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                        (in thousands, except per share)

                                                     Three Months Ended
                                                ---------------------------
                                                September 30, September 30,
                                                      1995       1994
                                                ------------  -------------
Revenues:
  Oil and gas production                            $ 21,963    $16,761
  Trading revenues                                     4,846      7,389
  Revenue from gas gathering                             408         72
  Interest income                                        190        233
  Other income                                           170        663
                                                    --------   --------
                                                      27,577     25,118


Operating expenses:
  Lease operating expense                              8,379      6,086
  Cost of trading                                      4,670      7,067
  Depreciation, depletion and amortization             7,692      5,042
  General and administrative                           3,561      3,888
  Interest expense                                     1,273        144
  Other expense                                          184         57
  Merger costs                                        13,207          -
                                                    --------   --------
                                                      38,966     22,284
                                                    --------   --------
Income (loss) for the period before income taxes     (11,389)     2,834
Provision for income taxes                               459        753
                                                    --------   --------

Net (loss) income for the period                    $(11,848)  $  2,081
                                                    ========   ========

Net (loss) income per common share and common
share equivalent                                    $   (.47)  $    .10
                                                    ========   ========

Weighted average number of shares of common stock
and common stock equivalents                          25,081     21,757
                                                    ========   ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                        (in thousands, except per share)

                                                         Nine Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                         1995           1994
                                                    -------------  -------------
Revenues:
  Oil and gas production                                  $70,481        $56,601
  Trading revenues                                         20,156         17,382
  Revenue from gas gathering                                  917            202
  Interest income                                             529            733
  Other income                                                594          1,135
                                                          -------        -------
                                                           92,677         76,053


Operating expenses:
  Lease operating expense                                  25,418         19,007
  Cost of trading                                          19,385         16,773
  Depreciation, depletion and amortization                 23,625         16,307
  General and administrative                               10,255         11,369
  Interest expense                                          3,284            402
  Other expense                                               568            275
  Merger costs                                             13,207             --
                                                          -------        -------
                                                           95,742         64,133
                                                          -------        -------
Income (loss) for the period before income taxes           (3,065)        11,920
Provision for income taxes                                  2,812          3,430
                                                          -------        -------

Net (loss) income for the period                          $(5,877)       $ 8,490
                                                          =======        =======

Net (loss) income per common share and common
share equivalent                                          $  (.23)       $   .39
                                                          =======        =======

Weighted average number of shares of common stock
and common stock equivalents                               25,020         21,757
                                                          =======        =======

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                               Nine Months Ended
                                                         ----------------------------
                                                         September 30,  September 30,
                                                             1995           1994
                                                         -------------  -------------
Cash flows from operations:
  Net (loss) income                                      $ (5,877)       $  8,490
 Adjustments needed to reconcile to
   net cash provided by operations:
    Depreciation, depletion, and amortization              23,625          16,307
    Deferred income taxes                                   2,543           3,070
    Other                                                    (770)            142
                                                         --------        --------
                                                           19,521          28,009
    Change in current assets and liabilities:
     Decrease in current receivables                        9,505           3,262
     Decrease in other current assets                         432              57
     Increase (decrease) in accounts payable              (15,305)          2,487
     Decrease in amounts due to oil and gas
      property owners                                        (942)         (3,176)
     Increase (decrease) in accrued and other
      liabilities                                           3,242          (1,226)
                                                         --------        --------
Net cash flow provided by operations                       16,453          29,413
                                                         --------        --------

Cash flows from investing activities:
 Maturity of short-term investments                            --          13,320
 Purchase of short-term investments                            --         (11,322)
 Proceeds from sale of oil and gas properties                 209             454
 Acquisition of property and equipment                    (46,945)        (49,197)
 Other                                                         --              91
                                                         --------        --------
Net cash flow used in investing activities                (46,736)        (46,654)
                                                         --------        --------

Cash flows from financing activities:
 Proceeds from issuance of common stock                     6,413             287
 Treasury stock issued (purchased)                            250            (525)
 Borrowings on long-term debt                              69,000           2,500
 Payments on long-term debt                               (37,000)         (3,500)
 Dividends paid                                            (1,179)         (1,764)
 Other                                                     (1,017)            299
                                                         --------        --------
Net cash flow provided by (used in) financing
 activities                                                36,467          (2,703)
                                                         --------        --------

Increase (decrease) in cash and cash equivalents            6,184         (19,944)
Cash and cash equivalents at beginning of period           12,348          29,569
                                                         --------        --------

Cash and cash equivalents at end of period               $ 18,532        $  9,625
                                                         ========        ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1995


1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly-owned subsidiaries, collectively referred to as the "Company", as of September 30, 1995 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     On July 18, 1995, the Company changed its fiscal year-end from September 30 to December 31. A transition report for the period October 1, 1994 through December 31, 1994 was filed with the Securities & Exchange Commission. During the three months ended December 31, 1994, the Company reported revenues of $15 million and net income of $207,000.

2.   MERGER

     On July 18, 1995 Plains Petroleum Company ("Plains") was merged with and into Barrett Energy Inc., a wholly-owned subsidiary of Barrett Resources Corporation ("Barrett"), pursuant to the Agreement of Merger dated May 2, 1995. As a result of the merger, Plains became a wholly-owned subsidiary of the Company. Approximately 12.8 million shares of Barrett common stock were issued in exchange for all of the outstanding common stock of Plains. In connection with the merger, Barrett's authorized number of shares of common stock was increased to 35 million. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of Plains for all periods prior to the merger.

     Plains used the successful efforts method of accounting for its oil and gas exploration and development activities. In conjunction with the merger, Plains adopted the full cost method used by Barrett resulting in net property and equipment increasing $29.8 million due to the capitalization of exploration costs, reversal of impairment and adjustments of depreciation, depletion and amortization expense for periods prior to the merger. The effect of the change was to increase net income for 1995 prior to the merger by $1.3 million. The financial statements for 1994 have been retroactively restated for the change in accounting method which resulted in an increase in net income of $1.1 million. Retained earnings and deferred income taxes have been adjusted for the effect of the retroactive application of the new method.

     Certain reclassifications have been made to the historical consolidated financial statements of the separate companies to conform the financial statements to a comparable presentation. There were no intercompany transactions between Barrett and Plains. Separate results, including the conversion to full cost for Plains and to a December 31 year-end for Barrett, for the periods indicated are (in 000's):


          Nine Months Ended September 30, 1995

                              Barrett    Plains*   Total
                            -----------  -------  --------
      Operating Revenues     $   56,854  $35,823  $92,677
                             ==========  =======  =======

      Net Income (Loss)      $(8,389)**  $ 2,512  $(5,877)
                             ==========  =======  =======

      * Represents revenues and earnings of Plains prior to the July 18, 1995 merger.

      **  Includes merger costs and expenses totaling $11.9 million after taxes.


          Nine Months Ended September 30, 1994

                               Barrett    Plains    Total
                            -----------  -------  --------

      Operating Revenues      $31,428    $44,625   $76,053
                            ===========  =======  ========

      Net Income (Loss)       $ 3,324    $ 5,166   $ 8,490
                            ===========  =======  ========


3.   MERGER COSTS AND EXPENSES

     In connection with the merger, approximately $13.2 million of merger costs and expenses were incurred and have been charged to expense in the third quarter ending September 30, 1995. These nonrecurring costs and expenses consist of the following: (1) payments of $7.4 million to investment bankers and for other professional fees; (2) $5.2 million for severance and employee benefit costs for approximately 38 employees, including seven officers of Plains, terminated through consolidation of administrative and operational functions; (3) a non-cash credit of approximately $.9 million associated with the termination of Plain's postretirement benefit plans and other related benefit plans; and (4) other merger related costs of $1.3 million. Approximately $3.2 million of these charges had not been disbursed as of September 30, 1995.

4.   INCOME TAXES

     Provisions for income taxes were calculated in accordance with FAS No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. The estimated tax for the periods ended September 30, 1995 is computed excluding non-deductible merger costs.

5.   LONG-TERM DEBT

     On July 19, 1995, a new credit agreement was entered into with a consortium of six banks replacing the previously existing separate lines of credit of the Company and Plains. The credit agreement provides for an unsecured revolving line of credit of $200 million, with a current borrowing base of $160 million, which is to be redetermined semiannually. The line of credit has a four year term ending July 1999.

     The Company is required to pay interest only during the revolving period. At its option, the Company has elected to use the London interbank eurodollar rate (LIBOR) plus a spread ranging from .5% to 1% depending on the Company's borrowings relative to its borrowing base. At September 30, 1995 the Company's effective LIBOR rate, on an outstanding balance of $85 million, was 6.64% per annum.


6.   CAPITALIZED INTEREST

     During the nine months ended September 30, 1995, the Company borrowed against the line of credit to fund its oil and gas activities. The Company capitalizes interest costs on amounts expended on assets during the period in which activities are occurring to place the asset in service. Amounts spent to develop properties included in the full cost center of oil and gas properties are excluded from the interest capitalization computation.

     Total interest costs incurred for the quarter ended September 30, 1995 were $1,345,000. Of this amount, $72,000 was capitalized to the specific projects and $1,273,000 was recorded as interest expense. For the nine month period, $296,000 was capitalized and $3,284,000 was recorded as interest expense.

7.   COMMITMENTS AND CONTINGENCIES

     On November 2, 1994, a putative class action was filed in Delaware Chancery Court. In that case, entitled Miller v. Cody, et.al., the plaintiff has
                                    ---------------
     alleged that certain named former directors of Plains, and Plains, have, among other things, breached their fiduciary duties of Plains by unreasonably amending the Plains rights agreement and otherwise acting to entrench themselves in office. Plaintiff seeks various forms of injunctive relief, damages and an award of plaintiff's costs and disbursements. A similar case, filed on October 21, 1994, was voluntarily dismissed without prejudice by the plaintiff.

     On May 3, 1995, the same day Plains announced it had an executed Merger Agreement with the Company, a putative class action, entitled Crandon
                                                                   -------
     Capital Partners v James A. Miller, et.al., was filed in Delaware Chancery
     -----------------------------------
     Court against Plains and the then-current members of its Board of Directors. In this suit it is alleged that, among other things, the consideration to be paid Plains' stockholders pursuant to the Merger Agreement is inadequate and "substantially below the fair or inherent value of Plains." Plaintiff seeks various forms of declaratory and injunctive relief, damages and an award of plaintiff's costs and disbursements.

     As to both of these cases, Plains and its former directors deny the allegations of wrongdoing in the complaints and intend to pursue a vigorous defense.

8.   SUPPLEMENTAL DISCLOSURE

     Non-cash transactions for the nine month period ended September 30, 1995 consist of the following:

      Treasury stock issued for 401K contribution        $ 54
      Treasury stock retired                              367

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                               September 30, 1995


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     On July 18, 1995 the Company consummated the merger of a wholly owned subsidiary of the Company with Plains by issuing 12.8 million shares of its common stock to the former Plains stockholders. As a result of this merger, Plains became a wholly owned subsidiary of the Company. Also, on July 18, 1995 the Company changed its fiscal year-end from September 30 to December 31 effective January 1, 1995. The merger is being accounted for using the pooling of interests method. The pooling of interests method combines the previously reported results as though the combination occurred at the beginning of the periods being presented. Merger costs have been expensed in the period in which the merger was consummated which is the quarter ended September 30, 1995. The financial statements included in this Form 10-Q, have been restated and adjusted for the merger with Plains and the change in fiscal year end. Due to this restatement, the financial statements included in this 10-Q are not comparable to the financial statements for the same periods as presented in previously filed documents.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1995, total assets were $330.2 million, property and equipment was $285.6 million and stockholders' equity was $189.0 million. Combining the separate balance sheets as of December 31, 1994, total assets were $311.0 million, property and equipment was $261.4 million and stockholders' equity was $188.2 million. The increases in both total assets and property and equipment are primarily due to investments in oil and gas properties by both companies during the nine month period. The increase is partially funded by additional borrowing under the line of credit.

     As of September 30, 1995 the outstanding balance under the bank line of credit was $85 million, a net increase of $32 million from the combined balance at December 31, 1994. On July 19, 1995 the Company entered into a $200 million credit agreement to replace the previously existing lines of credit. The line of credit matures in July 1999 and is funded by a consortium of six banks. The line of credit is unsecured and provides for interest rates based on LIBOR or prime rates at the Company's option. The availability under the Credit Agreement is based on the bank's review of the Company's oil and gas properties. The current borrowing base is $160 million determined from a review of the oil and gas reserves as of December 31, 1994 for Plains and March 31, 1995 for Barrett. The borrowing base is scheduled to be reviewed in early 1996 based on the Company's December 31, 1995 reserves.

     At December 31, 1994 the combined balance sheet reported other long-term liabilities of $1,017,000 and post-retirement benefits liability of $927,000 from Plains. The related benefit and retirement plans were terminated and the liabilities discharged or eliminated.

     During the nine months ended September 30, 1995 the Company generated cash flow from operations before working capital changes of $16.5 million compared to $29.0 million for the nine months ended September 30, 1994. The decrease is due to the merger costs incurred in the third quarter of 1995 that were only partially offset by increased cash flow from oil and gas production.

     During the nine month period the Company invested $46.9 million in property and equipment compared to $49.2 million for the comparable period of 1994.

     During the nine months ended September 30, 1995 the Company received $6.4 million from the issuance of common stock from employees exercising options to purchase shares of the Company's common stock. A majority of the proceeds were from former Plains' employees exercising their options before the expiration date associated with termination of their employment.

     The July 18, 1995 merger with Plains substantially increased the Company's reserves and productive capacity. As of December 31, 1994 Plains' proved reserve estimates were 313 Bcf of gas and 11 million barrels of oil compared to the Company's reported proved reserve estimates as of March 31, 1995 of 226 Bcf of gas and 900,000 barrels of oil. The Company's productive capacity has increased, compared to the prior year's combined separate operations, due to the Cave Gulch discovery in the Wind River Basin, the acquisition of producing properties in Wyoming (Plains) and the sales line extension in the Piceance Basin. These events occurred in the fourth quarter of 1994. During the current year, the Company has continued to increase its productive capacity in the Cave Gulch field.

     In conjunction with the merger, the Company is continuing to evaluate its properties and integrate the combined operations. While continuing its oil and gas activities, the Company is formulating its future strategy based on the current asset base and prospect potential of the combined companies. The Company has taken steps to reduce duplicative operation overhead and general and administrative expenses. The full effect of overhead reduction will be realized in future periods.

     The Company is evaluating its activities in light of the opportunities available to it and the current prices for oil and gas production. Management intends to remain active in oil and gas activities but will adjust its plans as warranted with consideration to financing available and market conditions. Management believes its anticipated cash flow and borrowing availabilities will adequately fund its anticipated exploration and development activities.

Results of Operations
---------------------

     The following discussion of operating results is based on historical consolidated financial information that has been restated as though the companies of the above discussed merger had been combined from inception.

     After incurring one-time merger costs of $13.2 million, the Company experienced a net loss of $11.8 million for the third quarter ended September 30, 1995 as compared with net income of $2.1 million for the same period in 1994. For the nine month period September 30, 1995, the net loss totaled $5.9 million compared with net income of $8.5 million for 1994. These losses are primarily due to one-time merger costs of $13.2 million, and also include an increase in interest expense resulting from a larger amount of long-term debt. Excluding the one-time merger costs and the related income tax benefit, net income for the quarter and nine month periods ending September 30, 1995 was $31,000 and $6.0 million, respectively.

     Total revenues for the quarter were $27.6 million, up 10 percent compared to $25.1 million for the third quarter of 1994. For the nine month periods of 1995 and 1994, total revenues were up 22 percent from $76.1 million to $92.7 million. Increased oil and gas production was the primary contributing factor in the increases of revenue.

     Production revenue for the third quarter of 1995 increased from $17 million in 1994 to $22 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                 Nine Months Ended        Quarter Ended
                                   September 30           September 30
                                 -----------------      ----------------
                                   1995      1994          1995     1994
                                 -------  -------       -------  -------
     Gas Revenues (000's)        $50,095  $44,103       $15,333  $12,266
     Gas Production (Bcf)           33.9     23.4          11.0      7.1
     Average Price per Mcf       $  1.48  $  1.88       $  1.40  $  1.72

     Oil Revenues (000's)        $20,386  $12,498       $ 6,630  $ 4,495
     Oil Production (MBbls)        1,288      911           436      294
     Average Price per barrel    $ 15.82  $ 13.72       $ 15.20  $ 15.30

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels)

     Third quarter gas revenues increased 25 percent as compared with the same period in 1994 principally due to higher production volumes (up 55 percent) offsetting a 19 percent decline in average prices. For the nine month period gas revenues were up by approximately $6 million (14 percent). A 45 percent increase in production volumes was partially offset by a 21 percent decline in average prices. Operation of the Piceance Basin gas plant and gathering system extension and the Cave Gulch project in the Wind River Basin, both of which commenced in late 1994, contributed significantly to the increases in production volumes.

     Both oil revenues and production volumes increased approximately 48 percent in the third quarter of 1995 from the comparable period in 1994 with oil prices virtually unchanged for the quarter. A 41 percent increase in oil production volumes accompanied by higher average oil prices (up $2.10 per barrel) caused oil revenues for the first nine months of 1995 to be up by 63 percent over the same period in the previous year. The increase in production is primarily attributed to the acquisition of certain oil properties by Plains in late 1994.

     For the quarter ended September 30, 1995, trading revenues were $4.8 million ($7.4 million in 1994) and $20.0 million for the nine month period ($17.4 million in 1994). The associated costs of trading were $4.6 million and $7.0 million for the quarters ended September 30, 1995 and 1994, respectively, and $19.4 million and $16.8 million for the respective nine months. Gross profit from trading for the quarter decreased to $.2 million from $.3 million and increased to $.7 million from $.6 million for the nine months.

     General and administrative expenses for the quarter ended September 30, 1995 decreased $.3 million to $3.6 million from the comparable 1994 quarter. For the nine month period, these expenses decreased from $11.4 million to $10.3 million. These decreases are primarily due to personnel reductions and operating efficiencies attributed to the consolidating impact of the merger.

     Depreciation, depletion and amortization increased from $5.0 million to $7.7 million for the quarter and from $16.3 million to $23.6 million for the nine month period. The increases are principally attributed to higher oil and gas production volumes.

     Interest expense for the third quarter increased from $.1 million in 1994 to approximately $1.3 million in 1995. For the nine months ended September 30, 1995, interest was $3.2 million as compared with $.4 million for the same period in 1994. Increases are directly attributed to additional borrowing used principally to fund exploration, development and acquisition of oil and gas properties.

     Merger expenses of $13.2 million consist of one-time charges relative to the merger of Barrett and Plains. These charges include payments to investment bankers and other professional fees, severance and employee benefits for 38 employees terminated through the consolidation process and other related merger costs.

     Although the Company experienced a loss for the two periods presented for 1995, a provision for income taxes was recognized due to the tax effects of the combining of the two separate entities and incurring non-deductible merger costs.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounts for approximately 76 percent of the Company's 1995 production revenues to date. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          A special meeting of stockholders was held on July 18, 1995. At that meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the Company's Certificate of Incorporation to increase the Company's authorized Common Stock from 17,000,000 shares to 35,000,000 (the "Charter Amendment") and the issuance of shares of the Company's Common Stock (the "Stock Issuance") in connection with the Agreement and Plan of Merger (the "Merger Agreement") among the Company, Barrett Energy Inc., a wholly owned subsidiary of the Company ("Sub"), and Plains Petroleum Company ("Plains"), including the issuance of shares of the Company's Common Stock in the merger of Sub with and into Plains which, following the Merger, constitute options to purchase the Company's Common Stock.
          The Charter Amendment was approved by a vote of 9,834,398 shares voting for and 11,660 shares voting against, with 6,380 abstentions and 45 broker non-votes. The Stock Issuance was approved by a vote of 9,749,622 shares voting for and 3,840 shares voting against, with 6,027 abstentions and 92,994 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (A) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q.

          1.   Exhibit 27.  Financial data schedule.

     (B)  Reports on Form 8-K

          1. During the quarter ended September 30, 1995, a report on Form 8-K was filed reporting the Company's decision on July 18, 1995 to change its fiscal year end from September 30 to December 31. The change in the year end is effective January 1, 1995.

          2. During the quarter ended September 30, 1995, a report on Form 8-K, as amended by reports on Form 8-K/A-1 and Form 8-K/A-2, was filed reporting the merger on July 18, 1995 of Barrett Energy, Inc., a wholly owned subsidiary of the Company and Plains Petroleum Company that resulted in Plains Petroleum Company becoming a wholly owned subsidiary of the Company.

          3. During the quarter ended September 30, 1995, a report on Form 8-K was filed reporting the post merger combined revenues and net income for August, 1995.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT RESOURCES CORPORATION


November 14, 1995                         By /s/ Paul M. Rady
                                             --------------------------------
                                             Paul M. Rady
                                             President


November 14, 1995                         By /s/ Robert W. Howard
                                             --------------------------------
                                             Robert W. Howard
                                             Senior Vice President - Treasurer