Form 10-Q
period 1996-03-31
BARRETT RESOURCES CORP
filed 1996-05-15
CIK 351993

                                                                  Total 13 Pages


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                   FORM 10-Q


     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ------
            EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1996
                               ------------------------------------------------

                                      OR

   _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________  to  _____________________


Commission file number                     1-13446
                       --------------------------------------------------------


                         Barrett Resources Corporation
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   84-0832476
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)


1515 Arapahoe Street, Tower 3, Suite 1000  Denver, Colorado     80202
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


                                (303) 572-3900
- -------------------------------------------------------------------------------
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

          There were 25,572,507 shares of the registrant's $.01 par value common stock outstanding as of May 13, 1996.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - March 31, 1996 and
                        December 31, 1995..............................  3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        March 31, 1996 and 1995........................  4

                        Consolidated Condensed Statements of
                        Cash Flows - Three Months Ended
                        March 31, 1996 and 1995........................  5

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations..................................  8


PART II.    OTHER INFORMATION

            Item 5.     Other Information.............................. 11

            Item 6.     Exhibits and Reports on Form 8-K .............. 12

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------




                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                    March 31,       December 31,
                                                      1996              1995
                                                  -------------     ------------
ASSETS                                            (Unaudited)
Current assets:
  Cash and cash equivalents                       $     10,945      $     7,529
  Receivables, net                                      36,290           31,434
  Inventory                                                598              657
  Other current assets                                     535              470
                                                  ------------      -----------
    Total current assets                                48,368           40,090

Property and equipment, net                            313,359          300,666
                                                      --------      -----------
                                                  $    361,727      $   340,756
                                                  ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $     14,522      $    14,403
  Amounts payable to oil and gas property
    owners                                               9,656            8,874
  Production taxes payable                              12,082            8,047
  Accrued and other liabilities                          3,592            5,080
                                                  ------------      -----------
    Total current liabilities                           39,852           36,404

Long-term debt                                         100,000           89,000

Deferred income taxes                                   25,362           23,524

Stockholders' equity:
  Preferred stock, $.001 par value:  1,000,000
    shares authorized, none outstanding                     --               --
  Common stock, $.01 par value:  35,000,000
    shares authorized; 25,153,666 issued
    (25,092,246 at December 31, 1995)                      252              251
  Additional paid-in capital                            87,382           86,154
  Retained earnings                                    109,346          105,890
  Treasury stock, at cost: 20,439 shares                  (467)            (467)
                                                  ------------      -----------
    Total stockholders' equity                         196,513          191,828
                                                  ------------      -----------
                                                  $    361,727      $   340,756
                                                  ============      ===========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)



                                               Three Months Ended
                                            -----------------------
                                              March 31,     March 31,
                                                1996         1995
                                            -----------  ------------
Revenues:
  Oil and gas production                    $    29,544  $     24,981
  Trading revenues                               11,993         7,788
  Revenue from gas gathering                        448           291
  Interest income                                   197           153
  Other income                                      125           258
                                            -----------  ------------
                                                 42,307        33,471


Operating expenses:
  Lease operating expenses                       10,947         8,897
  Cost of trading                                11,214         7,452
  Depreciation, depletion and amortization        9,404         8,100
  General and administrative                      3,618         3,629
  Interest expense                                1,551           941
  Other expense                                      --           125
                                            -----------  ------------
                                                 36,734        29,144
                                            -----------  ------------

Income for the period before income taxes         5,573         4,327
Provision for income taxes                        2,117         1,313
                                            -----------  ------------

Net income for the period                   $     3,456  $      3,014
                                            ===========  ============


Net income per common share and common
 share equivalent                           $       .14  $        .11
                                            ===========  ============



Weighted average number of shares of
 common stock and common stock
 equivalents                                     25,234        24,952
                                            ===========  ============

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)




                                                       Three Months Ended
                                                    ---------------------------
                                                      March 31,       March 31,
                                                        1996           1995
                                                    ----------      -----------

Cash flows from operations:
 Net income                                           $   3,456      $    3,014
 Adjustments needed to reconcile to
  net cash provided by operations:
   Depreciation, depletion, and amortization              9,404           8,100
   Amortization of unrealized hedging gains/
    (losses)                                             (1,138)             --
   Deferred income taxes                                  1,838           1,213
                                                      ---------      ----------
                                                         13,560          12,327
   Change in current assets and liabilities:
     Accounts receivable                                 (4,856)          6,185
     Other current assets                                   (65)            265
     Accounts payable                                       119         (14,133)
     Amounts due oil and gas owners                         782             401
     Production taxes payable                             4,035              --
     Accrued and other liabilities                         (350)          1,933
                                                      ---------      ----------
Net cash flow provided by operations                     13,225           6,978
                                                      ---------      ----------

Cash flows from investing activities:
 Proceeds from sale of oil and gas properties               135               5
 Acquisition of property and equipment                  (22,173)        (18,252)
 Other                                                       --            (264)
                                                      ---------      ----------
Net cash flow used in investing activities              (22,038)        (18,511)
                                                      ---------      ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   1,229             323
 Borrowings on line of credit                            11,000          15,000
 Payments on line of credit                                  --          (2,500)
 Dividends paid                                              --            (590)
                                                      ---------      ----------

Net cash flow provided by financing activities           12,229          12,233
                                                      ---------      ----------

Increase in cash and cash equivalents                     3,416             700
Cash and cash equivalents at beginning of period          7,529          12,348
                                                      ---------      ----------

Cash and cash equivalents at end of period            $  10,945      $   13,048
                                                      =========      ==========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1996



1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of March 31, 1996 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     On July 18, 1995, Plains Petroleum Company ("Plains") was merged with a subsidiary of the Company and thereby became a wholly owned subsidiary. The merger was accounted for using the pooling of interests method, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of Plains for all periods prior to the merger. Due to this restatement, the financial statements included in this Form 10-Q are not comparable to the financial statements for the same periods as presented in previously filed documents.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1995. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.


2.   INCOME TAXES

     Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended March 31, 1996, the Company used an estimated effective tax rate of thirty-eight percent.

     The Internal Revenue Service (IRS) has examined the federal tax returns of Plains for the calendar years 1991, 1992 and 1993. In a report to the Company, transmitted by a "30-day letter" that requests a response by the Company within a 30 day period, the IRS has proposed a tax deficiency of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest. The IRS proposed deficiency resulted primarily from the disallowance of certain net operating loss deductions claimed during the periods under examination. These net operating losses originally were incurred by a company that was acquired by Plains in 1986. The Company currently has additional unused net operating loss carryforwards of approximately $30 million related to the same acquisition.

     Management disagrees with the IRS position, and the Company has rejected the IRS's position by refusing to accept the adjustments proposed in the 30-day letter. In management's opinion, the federal tax returns of Plains under examination reflect the proper federal income tax liability and the existing net operating loss carryforwards are appropriate as supported by relevant authority. The Company will vigorously contest these proposed adjustments and believes it will prevail in its positions. It is anticipated that the final determination of this matter will involve a lengthy process.


3.   LONG-TERM DEBT

     Subsequent to December 31, 1995, the Company increased the borrowing limit on its reserved-based line of credit to $110 million. The Company currently has a borrowing base of $160 million and may, at its option, increase the borrowing limit to the amount of the borrowing base.

     As of March 31, 1996 the Company's effective interest rate, on an outstanding balance of $100 million, was approximately 6.3% per annum.

     Total interest costs incurred for the quarter ended March 31, 1996 were $1.6 million. Of this amount, $8,000 was capitalized for specific projects.


4.   SUBSEQUENT EVENT

     In April 1996, the Company acquired additional interests in oil and gas properties and in a gas gathering system located in the Piceance Basin of Colorado. Please refer to Item 5 of this Form 10-Q for additional information regarding this transaction.

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                                March 31, 1996


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
- -------------------------------

     For the three months ended March 31, 1996, total assets increased $20.9 million, or 5.8 percent, to $361.7 million as compared with total assets of $340.8 million at December 31, 1995. Cash and short term investments increased $3.4 million, working capital increased $4.8 million and property and equipment increased $12.7 million. During the quarter, the Company actively invested in oil and gas properties in its areas of activity, which increased both property and equipment and long-term debt.

     At the end of the quarter, total long-term debt was $100 million, an increase of $11 million from year-end 1995. These funds were utilized to fund the Company's drilling programs and acquire additional interests in oil and gas properties. The Company's unsecured line of credit of $200 million has a current borrowing base of $160 million.

     Operating cash flows before working capital adjustments totaled $13.6 million in the first quarter of 1996 compared with $12.3 million in the first quarter of 1995. After working capital adjustments, cash flow provided by operations increased by 90 percent to $13.2 million as compared with the same period in 1995.

     Capital expenditures of $22.2 million for the quarter increased $3.7 million over the same period in 1995. These expenditures, funded by operating cash flows and borrowings, consisted principally of drilling and development activities of oil and gas properties, and acquisition and development of producing properties. Of these capital investments, approximately $16.1 million was invested in development and expansion activities in the Piceance, Wind River and Anadarko Basins.

     In April, the Company expended $2.7 million and issued 350,000 shares of its common stock to acquire additional interests in oil and gas properties and a gas gathering system located in the Piceance Basin of Colorado. See
     Item 5 of this Form 10-Q for additional information regarding this transaction.

     In May 1996, the Company announced its intent to undertake a public offering of four million shares of its common stock. Proceeds from this offering are intended to be used to reduce the Company's current outstanding debt and thereby enable the Company to utilize its line of credit, together with operating cash flow, to fund its planned oil and gas exploration and development activities. If the offering is not completed for any reason, management believes that the Company's borrowing capacities and cash flow are sufficient to fund its planned exploration and development activities, albeit at a higher debt level.

Results of Operations
- ---------------------

     The following discussion of operating results is based on historical consolidated financial information that has been restated as though the companies of the merger of the Company and Plains on July 18, 1995 had been combined from inception.

     Net income for the quarters ended March 31, 1996 and 1995 was $3.5 million ($.14 per share) and $3.0 million ($.11 per share), respectively. This increase is primarily due to increased oil and gas production revenue and a 6 percent increase in the average oil and gas sales prices for the quarter.

     Total revenues for the quarter were $42.3 million, up 26 percent compared to $33.5 million for the same period in 1995. This increase is attributed to higher production revenues and a 54 percent increase in trading revenues.

     Production revenue for the first quarter of 1996 increased 18 percent from $25.0 million to $29.5 million. Production revenues and related volumes and average prices during the periods presented were as follows:


                                            Quarter Ended
                                              March 31,
                                            --------------
                                          1996           1995
                                        --------       --------
   Gas Revenues (000's)                 $ 22,444       $ 18,296
   Gas Production (Bcf)                     13.5           11.7
   Average Price per Mcf                $   1.67       $   1.57

   Oil Revenues (000's)                 $  7,100       $  6,685
   Oil Production (Mbbls)                    430            430
   Average Price per Barrel             $  16.51       $  15.55

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels)

     First quarter gas revenues increased 23 percent as compared with the same period in 1995, principally due to a 15 percent increase in production volumes and a 6 percent increase in average gas prices.

     The 6 percent increase in first quarter 1996 oil revenues from the same period in 1995 is directly attributed to a 6 percent increase in average oil prices.

     For the quarter ended March 31, 1996, revenues from trading were $12.0 million compared to $7.8 million for the same period in 1995. The associated costs of trading increased to $11.2 million from $7.5 million. Gross profit from trading was $779,000 and $336,000 for the respective quarters ended March 31, 1996 and 1995.

     To reduce its exposure to volatile oil and gas price fluctuations, the Company enters into hedging arrangements for both trading and producing activities. During the first quarter ending March 31, 1996, the Company recognized net producing hedging expenses of $812,000 which was recorded in the consolidated statements of income as adjustments of oil and gas production revenue. As of March 31, 1996, the Company held positions to hedge production of 0.075 Bcf of gas and 91,000 barrels of oil.

     Production costs increased due to increases in sales and higher operating costs in the winter months in the first quarter.

     Depreciation, depletion and amortization increased to $9.4 million from $8.1 million due to a 13 percent increase in oil and gas equivalent production. During the 1996 and 1995 quarters, depletion on oil and gas production was recorded at $3.36 and $3.22 per BOE, respectively.

     Interest expenses for the first quarter increased from $.9 million in 1995 to $1.6 million in 1996. Increases are directly attributed to additional borrowing used principally to fund exploration, development and acquisition of oil and gas properties.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 76 percent of the Company's production revenue for the first quarter 1996. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

                          PART II.  OTHER INFORMATION


Item 5.     Other Information
            -----------------

        (i) On April 10, 1996, the Company acquired for $2.7 million from Zenith Drilling Corporation ("Zenith") all of Zenith's oil and gas interests located in the Piceance Basin of Colorado. Also on April 10, 1996, the Company acquired all the stock of Grand Valley Corporation ("GVC") in exchange for 350,000 shares of the Company's common stock. This transaction consisted of a merger of GVC into a subsidiary of the Company. The sole asset of GVC was an approximate 10 percent interest in the Grand Valley Gathering System. The Company is the operator and previously had owned interests in both the gathering system and the oil and gas assets in which it acquired interests as a result of these transactions. Pursuant to the respective agreements with Zenith and GVC, Zenith is responsible for all liabilities related to the interests transferred by Zenith, and the shareholders of GVC are responsible for certain liabilities of GVC that accrue on or before March 1, 1996. The Company is responsible for liabilities accruing after March 1, 1996.

            The terms of these transactions were negotiated on behalf of the Company by a Special Committee of the Board of Directors of the Company, consisting of four independent outside directors (Messrs. Grant, Rodgers, Schreiber and Welch.) The Company also obtained an opinion from an investment banking firm that the terms of these transactions are fair to the Company. Mr. C. Robert Buford, a director of the Company, owns 89 percent of Zenith. In addition, at the time of the transaction, Mr. Buford served as a director of GVC and owned 10 percent of GVC. The other 90 percent of GVC was owned at that time by Mr. Buford's three adult children.

       (ii) At the April 24, 1996 Federal OCS lease sale for the Central Gulf of Mexico, the Company joined United Meridian Corporation in submitting high bids on nine tracts in the West Cameron, East Cameron, Vermilion, South Monarch Island and Eugene Island areas. The Company will have a 22.22 percent working interest in each of these nine tracts. Separately, the Company joined with Norcen Explorer, Inc. with a 50 percent working interest, in submitting the high bid for the Ship Shoal Block 235 tract. Finally, the Company independently submitted the high bid for the West Cameron Block 211 tract. Total bonus payments, net to the Company, for these lease interests will be $2.28 million. All bids are subject to approval by the Minerals Management Service.


      (iii) The Compensation Committee of the Company's Board of Directors has agreed with William J. Barrett that Mr. Barrett will continue as Chairman of the Board until the Company's 1999 Annual Meeting of Stockholders and as Chief Executive Officer until the 1997 Annual Meeting of Stockholders.

       (iv) See "Note 2. Income Taxes" in Notes to Consolidated Condensed Financial Statements in this Form 10-Q for description of a dispute with the Internal Revenue Service.


       (v)  Two putative class actions filed in Delaware Chancery Court, Miller
                                                                         ------
            v. Cody and Crandon Capital Partners v. Miller, against Plains and
            -------     ----------------------------------
            certain of its former directors were dismissed without prejudice in March. No defendent paid any consideration for such dismissals.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a) The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:


                 10.1 Employment Agreement dated August 7, 1994 between Plains
                      Petroleum Operating Company and William F. Wallace is incorporated by reference from Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 11, 1994.

                 10.2 Amendment of Employment Agreement dated October 3, 1994 between Plains Petroleum Operating Company and William F. Wallace is incorporated by reference from Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 11, 1994.

                 10.3 Employment Agreement dated as of July 19, 1995 between the
                      Registrant and William F. Wallace.

                 10.4 Severance Agreement dated September 26, 1990 between
                      Plains Petroleum Company and Eugene A. Lang, Jr. is incorporated by reference from Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 13, 1990.

                 10.5 Letter agreement dated September 18, 1995 between the
                      Registrant and Eugene A. Lang, Jr. concerning the Severance Agreement dated September 26, 1990.

                 10.6 Agreement and Plan of Reorganization between and among
                      Registrant, Bargath Inc., and Grand Valley Corporation dated April 10, 1996.

                 10.7 Purchase And Sale Agreement dated April 10, 1996 between the Registrant and Zenith Drilling Corporation.

                 27.  Financial Data Schedule.


            (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BARRETT RESOURCES CORPORATION


May 14, 1996                              By /s/ Paul M. Rady
                                             ---------------------------------
                                             Paul M. Rady
                                             President


May 14, 1996                              By /s/ J. Frank Keller
                                             ---------------------------------
                                             J. Frank Keller
                                             Chief Financial Officer