Form 10-Q
period 1996-06-30
BARRETT RESOURCES CORP
filed 1996-08-13
CIK 351993

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1996
                               ----------------------------------------------
                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------  SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               -------------   ________________

Commission file number                     1-13446
                       -------------------------------------------------------


                         Barrett Resources Corporation
                        -------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    84-0832476
- ------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


1515 Arapahoe Street, Tower 3, Suite 1000  Denver, Colorado     80202
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


                                (303) 572-3900
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No _____
                                              ----

    There were 31,232,888 shares of the registrant's $.01 par value common stock outstanding as of August 9, 1996.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.    FINANCIAL INFORMATION                                      PAGE
                                                                      ----


           Item 1.  Financial Statements

                    Consolidated Condensed Balance
                    Sheets - June 30, 1996 and
                    December 31, 1995..............................     3

                    Consolidated Condensed Statements of
                    Income - Three Months Ended
                    June 30, 1996 and 1995.........................     4

                    Consolidated Condensed Statements of
                    Income - Six Months Ended
                    June 30, 1996 and 1995.........................     5

                    Consolidated Condensed Statements of
                    Cash Flows - Six Months Ended
                    June 30, 1996 and 1995.........................     6

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations .................................     9


PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote
                    of Security Holders............................    12

           Item 5.  Other Information  ............................    12

           Item 6.  Exhibits and Reports on Form 8-K ..............    13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                       June 30,     December 31,
                                                         1996          1995
                                                       --------     ------------
                                                      (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                          $  40,395      $  7,529
   Receivables, net                                      34,644        31,434
   Inventory                                                690           657
   Other current assets                                   1,061           470
                                                      ----------     ---------
       Total current assets                              76,790        40,090

Property and equipment, net                             347,666       300,666
                                                      ----------     ---------
                                                       $424,456      $340,756
                                                      ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 15,159      $ 14,403
   Amounts payable to oil and gas property owners        12,120         8,874
   Production taxes payable                              11,420         8,047
   Accrued and other liabilities                          2,982         5,080
                                                       ---------      --------
       Total current liabilities                         41,681        36,404

Long-term debt                                                -        89,000
Deferred income taxes                                    33,858        23,524

Stockholders'equity:
   Preferred stock, $.001 par value: 1,000,000 shares
       authorized, none outstanding                           -             -
   Common stock, $.01 par value: 35,000,000 shares
       authorized; 31,009,650 issued (25,092,246 at
       December 31, 1995)                                   310           251
   Additional paid-in capital                           233,449        86,154
   Retained earnings                                    115,951       105,890
   Treasury stock, at cost; 33,293 shares                  (793)         (467)
                                                       ---------      --------
       Total stockholders' equity                       348,917       191,828
                                                       ---------      --------
                                                       $424,456      $340,756
                                                       =========     =========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                   Three Months Ended
                                                June 30,        June 30,
                                                  1996            1995
                                                --------        --------
Revenues:
     Oil and gas production                    $  35,030        $ 23,538
     Trading revenues                             10,876           7,522
     Revenue from gas gathering                    1,004             218
     Interest income                                 259             186
     Other income                                    236             165
                                                --------        --------
                                                  47,405          31,629

Operating expenses:
     Lease operating expenses                     10,650           8,142
     Cost of trading                              10,210           7,263
     Depreciation, depletion & amortization       10,860           7,833
     General and administrative                    3,448           3,064
     Interest expense                              1,586           1,071
     Other expense                                     -             259
                                                --------        --------
                                                  36,754          27,632
                                                --------        --------

Income for the period before income taxes         10,651           3,997
Provision for income taxes                         4,046           1,040
                                                --------        --------

Net income for the period                       $  6,605        $  2,957
                                                ========        ========

Net income per common share and common share
     equivalent                                 $   0.25        $   0.13
                                                ========        ========

Weighted average number of shares of common
     stock and common stock equivalents           26,039          23,585
                                                ========        ========

                            See accompanying notes.

                          BARRETT RESOURCES CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)
                      (in thousands, except per share data)




                                                        Six Months Ended
                                                    June 30,        June 30,
                                                      1996            1995
                                                    --------        --------
Revenues:
   Oil and gas production                           $ 64,574        $ 48,519
   Trading revenues                                   22,869          15,310
   Revenue from gas gathering                          1,452             509
   Interest income                                       456             339
   Other income                                          361             423
                                                    --------        --------
                                                      89,712          65,100

Operating expenses:
   Lease operating expenses                           21,597          17,039
   Cost of trading                                    21,424          14,715
   Depreciation, depletion & amortization             20,264          15,933
   General and administrative                          7,066           6,693
   Interest expense                                    3,137           2,012
   Other expense                                           -             384
                                                    --------        --------
                                                      73,488          56,776
                                                    --------        --------

Income for the period before income taxes             16,224           8,324
Provision for income taxes                             6,163           2,353
                                                    --------        --------

Net income for the period                           $ 10,061        $  5,971
                                                    ========        ========


Net income per common share and common share
    equivalent                                      $   0.39        $   0.24
                                                    ========        ========


Weighted average number of shares of common
    stock and common stock equivalents                25,638          24,879
                                                    ========        ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                        Six Months Ended
                                                      June 30,     June 30,
                                                        1996        1995
                                                      --------     --------
Cash flows from operations:
  Net income                                          $ 10,061     $  5,971
  Adjustments needed to reconcile to net
    cash provided by operations:
       Depreciation, depletion and amortization         20,264       15,933
       Unrealized hedging gains/(losses)                (1,138)           -
       Deferred income taxes                             5,351        2,063
                                                      --------     --------
                                                        34,538       23,967

     Change in current assets and liabilities
        Accounts receivable                             (3,210)       6,543
        Other current assets                              (591)        (426)
        Accounts payable                                   756      (10,617)
        Amounts due oil and gas owners                   3,246       (3,033)
        Production taxes payable                         3,373            -
        Accrued and other liablilities                    (960)         796
                                                      --------     --------
Net cash flow provided by operations                    37,152       17,230
                                                      --------     --------

Cash flows from investing activities
  Proceeds from sale of oil and gas properties           1,375           17
  Acquisition of property and equipment                (54,064)     (32,722)
                                                      --------     --------
Net cash flow used in investing activities             (52,689)     (32,705)

Cash flows from financing activities:
  Proceeds from issuance of common stock               137,403        1,546
  Borrowings on line of credit                          21,000       20,000
  Payments on line of credit                          (110,000)      (5,000)
  Dividends paid                                             -       (1,174)
                                                      --------     --------
Net cash flow provided by financing activities          48,403       15,372
                                                      --------     --------

Increase (decrease) in cash and cash equivalents        32,866         (103)
Cash and cash equivalents at beginning of period         7,529       12,348
                                                      --------     --------

Cash and cash equivalents at end of period            $ 40,395     $ 12,245
                                                      ========     ========

Noncash investing and financing activities:
  Issuance of common stock for property               $  9,625     $      -
  Common stock/treasury share options exercised            326            -


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996


1.  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of June 30, 1996 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

    On July 18, 1995, Plains Petroleum Company ("Plains") was merged with and into a subsidiary of the Company and thereby became a wholly owned subsidiary. The merger was accounted for using the pooling of interests method, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of Plains for all periods prior to the merger. Due to this restatement, the financial statements included in this Form 10-Q are not comparable to the financial statements for the same periods as presented in previously filed documents.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1995. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

2.  INCOME TAXES

    Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter and six months ended June 30, 1996, the Company used an estimated effective tax rate of thirty-eight percent.

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

     During the quarter ended June 30, 1996 the Company acquired oil and gas properties in a purchase transaction that qualifies as tax-free exchange for tax purposes. The Company provided deferred income taxes payable of $5.0 million for the estimated income tax effect of the difference between the financial and tax basis of the properties acquired.

3.   LONG-TERM DEBT

     Effective August 1, 1996, the Company decreased the borrowing limit on its reserved-based line of credit to $75 million. The Company currently has a borrowing base of $175 million and may, at its option, increase the borrowing limit to the amount of the borrowing base.

     During June 1996, the Company repaid all outstanding borrowings of $110 million under this line of credit with proceeds from its public offering of common stock (See Note 4). As of June 30, 1996, the Company had no outstanding borrowings.

     Total interest expense incurred for the quarter and six months ended June 30, 1996 were $2.0 million and $3.6 million, respectively. For the six month period, $8,000 of interest expense was capitalized for specific projects.

4.   STOCKHOLDERS' EQUITY

     In June 1996, the Company issued 5,400,000 shares of its common stock at $26.375 per share in a public common stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $7.4 million, were $135 million. The proceeds were used to eliminate the Company's outstanding long term debt and to provide additional capital for future capital expenditures.

                          BARRETT RESOURCES CORPORATION
                                 For the Quarter Ended
                                  June 30, 1996


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
- -------------------------------

As of June 30, 1996, total assets were $424.5 million compared to $340.8 million at December 31, 1995, an increase of $83.7 million or 25 percent. Cash and short term investments increased $32.9 million, working capital increased $31.4 million and property and equipment increased $47.0 million. These increases are attributed to the Company's public offering of common stock and capital expenditures and acquisitions.

In June 1996, the Company completed a public equity offering of 5.4 million shares of common stock priced at $26.375 per share. The proceeds of approximately $135 million, net of offering costs and expenses, were used to repay the Company's outstanding long-term debt of $110 million with the balance available to fund the Company's capital expenditures program.

Operating cash flows before working capital adjustments totaled $34.5 million in the first six months of 1996 compared with $24.0 million in the same period of 1995. After working capital adjustments, cash flow provided by operations increased by $19.9 million to $37.1 million as compared with 1995.

Capital expenditures of $63.7 million , including acquisitions, for the first six months, increased $31 million over the same period in 1995. These expenditures were funded by operating cash flows, borrowings and issuance of the Company's common stock and consisted principally of drilling and development activities of oil and gas properties, and acquisition and development of producing properties. Development and expansion activities were focused in the
Piceance, Wind River and Anadarko Basins.   Acquisitions for the second quarter
concentrated on the purchase of additional oil and gas property and gas gathering interests in the Piceance Basin.

During the year the Company has continued to actively pursue acquisition of interests in the oil and gas properties and the gathering system that it operates in the Piceance Basin. During the second quarter the Company completed one transaction in which it acquired additional interests in the Piceance properties from two entities for a combination of cash and common stock. Subsequent to June 30, 1996 the Company issued shares of its common stock to complete another acquisition of Piceance properties from a group of three entities. Also during the second quarter, the Company entered into a letter of intent for acquisition of additional interests in the Piceance properties from a third set of entities. Although no definitive agreement has been entered into, this transaction is expected to close in August 1996 as a cash purchase. After considering anticipated participation in the acquisitions by an industry partner pursuant to a right of first refusal, and the successful completion of these transactions, the Company expects to increase its working interest in the Piceance Basin properties to approximately 62.5 percent.

The Company plans to continue actively acquiring, exploring and developing oil and gas properties. Based on the December 31, 1995 reserve estimates, the borrowing base under the Company's line of credit is $175 million. The Company expects cash flow from its producing properties and its borrowing capacity will be sufficient to fund its anticipated activities.

Results of Operations
- ---------------------

The following discussion of operating results is based on historical consolidated financial information that has been restated to reflect the merger of the Company and Plains on July 18, 1995 under the pooling of interests method of accounting.

For the second quarter ending June 30, 1996 net income of $6.6 million or $.25 per share was $3.6 million higher than net income of $3.0 million or $.13 per share in the second quarter 1995. The increase in net income is the result of an increase of $11.5 million in oil and gas production revenue primarily attributed to higher production volumes and increased average oil and gas sales prices. Net income for the six months ended June 30, 1996 was $10.1 million or $.39 per share, an increase of $4.1 million over net income of $6.0 million or $.24 per share for the first six months of 1995.

Total revenues for the second quarter of 1996 were $47.4 million, an increase of $15.8 million or 50 percent over the same period in 1995. A 49 percent increase in production revenues and a 45 percent increase in trading revenues were the primary contributing factors to the higher total revenue. Total revenues for the first six month period of 1996 were 38 percent higher than the same period in 1995.

Production revenue for the second quarter of 1996 increased 49 percent to $35.0 million from $23.5 million in 1995. For the six months ended June 30, 1996, production revenues were up 33 percent to $64.6 million compared with revenues of $48.5 for the six months ended June 30, 1995. Production revenues and related volumes and average prices during the periods presented were as follows:

                              Quarter Ended        Six Months
June 30,                         June 30,             Ended
                              1996      1995     1996      1995
                            --------  -------  --------  --------
Gas Revenues (000's)         $26,178  $16,467   $48,622   $34,763
Gas Production (Bcf)            15.2     11.3      28.6      22.9
Average Price per Mcf        $  1.73  $  1.46   $  1.70   $  1.52

Oil Revenues (000's)         $ 8,852  $ 7,071   $15,952   $13,756
Oil Production (Mbbls)           456      421       886       851
Average Price per Barrel     $ 19.41  $ 16.80   $ 18.02   $ 16.16

(Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; Mbbls = thousand barrels)

Second quarter gas revenues increased 59 percent as compared with the same period in 1995, principally due to a 35 percent increase in production volumes
and an 18 percent increase in average gas prices.   A 25 percent increase in
production volumes accompanied by a 18 cent per Mcf increase in average gas prices caused gas revenues for the six month period ended June 30, 1996 to be 40 percent higher than the same period in 1995.

Oil revenues for the second quarter of 1996 were higher by $1.8 million over 1995. This increase is attributed to higher production volumes, up 8 percent and a $2.61 per barrel increase in average oil prices. For the six months ended June 30, 1996 oil revenues were up $2.2 million from 1995 due to a 4 percent increase in production volumes and a $1.84 per barrel increase in average oil prices.

In 1996, trading revenues were $10.9 million for the second quarter ($7.5 million in 1995) and $22.9 million for the six month period ($15.3 million in
1995). The associated costs of trading were $10.2 million and $7.3 million for the quarter ended June 30, 1996 and 1995, respectively, and $21.4 million and $14.7 million for the respective six months in 1996 and 1995. Gross profit from trading increased to $.7 million from $.3 million for the quarter and to $1.4 million from $.6 million for the six months as compared to the prior year.

Production hedging expenses totaled $607,000 for the quarter and $1.4 million for the first six months of 1996 as compared to hedging income of $.5 million and $.7 million for the 1995 three and six month periods, respectively. These expenses are recorded in the consolidated statements of income as adjustments of oil and gas production revenue. As of June 30, 1996, the Company held positions to hedge production of 4.8 Bcf of gas.

Production costs averaged 59 cents per Mcf of gas equivalent for the second quarters of 1996 and 1995 and 63 cents and 61 cents for the six months of 1996 and 1995, respectively.

Depreciation, depletion and amortization increased to $10.9 million from $7.8 million for the quarter and to $20.3 million from $15.9 million for the six month period. The increase is principally due to production volume increases. During the six month periods in 1996 and 1995, depletion on oil and gas production was recorded at $.56 per Mcf of gas equivalent.

With increased exploration activities, general and administrative costs rose $.4 million in the second quarter and the first six months of 1996 as compared to the same periods in 1995. These costs are approximately 7 percent and 8 percent of total revenues for the three and six month periods in 1996 versus 10 percent for the three and six month periods in 1995.

Interest expense increased from $1.1 million to $1.5 million for the quarter and from $2.0 to $3.1 million for the six month period. Increases are directly attributed to additional borrowing used principally to fund exploration, development and acquisition of oil and gas properties.

The Company's largest source of operating income is from sales of its gas and
oil production.   Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 75 percent of the Company's production revenue for the six month period in 1996. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          On June 5, 1996, the Annual Meeting of the Stockholders of Barrett Resources Corporation was held. At that meeting, the following matters were approved by the stockholders by the votes indicated below.

          (1) The following directors were re-elected with these directors constituting the entire Board of Directors: William J. Barrett,
               C. Robert Buford, Derrill Cody, James M. Fitzgibbons, Hennie L.J.M. Gieskes, William W. Grant, III, J. Frank Keller, Paul M. Rady, A. Ralph Reed, James T. Rodgers, Philippe S.E. Schreiber, and Harry S. Welch.

          (2) A proposal to amend the 1994 Stock Option Plan to increase from 400,000 to 1,000,000 the number of shares of Common Stock issuable pursuant to options granted under that Plan received 19,862,291 shares voting in favor of the proposal, 1,471,498 shares voting against the proposal, and 228,415 shares abstaining.

          (3) A proposal to amend the Non-Discretionary Stock Option Plan to increase from 100,000 to 200,000 the number of shares of Common Stock issuable pursuant to options granted under that Plan received 19,786,176 shares voting in favor of the proposal, 1,549,633 shares voting against the proposal, and 226,395 shares abstaining.

          (4) A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1996 was approved with a total of 21,495,117 shares voting in favor, 26,706 shares voting against and 40,381 shares abstaining.

Item 5.    Other Information
           -----------------

       On July 30, 1996 the Company acquired all the outstanding stock of two corporations that own oil and gas interests located in the Piceance Basin of Colorado. Also on that date, a third corporation which owns interests in the Grand Valley Gathering Systems in the Piceance Basin of Colorado was merged into a subsidiary of the Company. As consideration for these transactions, the Company issued 235,661 shares of its Common Stock.

       The Company is the operator and previously had owned interests in both the oil and gas assets and the gathering system in which it acquired interests as a result of these transactions. Prior to the transactions, the Company owned an approximate 40 percent interest in both the oil and gas interests and the gathering systems that are the subject of the transactions. The interests being acquired represent an approximate five percent interest in these assets. The effective date of the transactions is April 1, 1996.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------


     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

         27.  Financial Data Schedule.


     (b) During the quarter ended June 30, 1996, the Registrant filed a report on Form 8-K reporting events occurring on June 20, 1996 and June 24, 1996, respectively.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BARRETT RESOURCES CORPORATION


August 13, 1996                            By /s/ Paul M. Rady
                                              -----------------
                                              Paul M. Rady
                                              President


August 13, 1996                            By /s/ J. Frank Keller
                                              --------------------
                                              J. Frank Keller
                                              Chief Financial Officer