Form 10-Q
period 1996-09-30
BARRETT RESOURCES CORP
filed 1996-11-12
CIK 351993

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------         EXCHANGE ACT OF 1934.


For the quarterly period ended     September 30, 1996
                               -----------------------------------------------

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                        to
                               ----------------------   -----------------------


Commission file number                     1-13446
                       -------------------------------------------------------


                         Barrett Resources Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  84-0832476
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


1515 Arapahoe Street, Tower 3, Suite 1000  Denver, Colorado     80202
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


                                (303) 572-3900
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           ------   ------

There were 31,329,361 shares of the registrant's $.01 par value common stock outstanding as of November 11, 1996.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - September 30, 1996 and
                        December 31, 1995..............................  3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        September 30, 1996 and 1995....................  4

                        Consolidated Condensed Statements of
                        Income - Nine Months Ended
                        September 30, 1996 and 1995....................  5

                        Consolidated Condensed Statements of
                        Cash Flows - Nine Months Ended
                        September 30, 1996 and 1995 ...................  6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations .................................  9


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K .............. 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                    September 30,         December 31,
                                                        1996                 1996
                                                    -------------         ------------
                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                      $    9,446             $    7,529
     Receivables, net                                   38,680                 31,434
     Inventory                                             962                    657
     Other current assets                                  886                    470
                                                     ---------              ---------
          Total current assets                          49,974                 40,090

Property and equipment, net                            422,168                300,666
                                                     ---------             ----------
                                                     $ 472,142              $ 340,756
                                                     =========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   14,860             $   14,403
     Amounts payable to oil and gas property
        owners                                          16,199                  8,874
     Production taxes payable                           14,764                  8,047
     Accrued and other liabilities                       2,149                  5,080
                                                     ---------              ---------
        Total current liabilities                       47,972                 36,404

Long-term debt                                          12,000                 89,000
Deferred income taxes                                   48,595                 23,524

Stockholders' equity:
     Preferred stock, $.001 par value: 1,000,000
        shares authorized, none outstanding                 --                      --
     Common stock, $.01 par value: 35,000,000
        shares authorized; 31,319,193 issued
        (25,092,246 at December 31, 1995)                  313                    251
     Additional paid-in capital                        241,407                 86,154
     Retained earnings                                 122,849                105,890
     Treasury stock, at cost: 38,754 shares
       (20,439 at December 31, 1995)                      (994)                  (467)
                                                     ---------              ---------
        Total Stockholders' equity                     363,575                191,828
                                                     ---------              ---------
                                                    $  472,142             $  340,756
                                                     =========             ==========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                     Three Months Ended
                                              September 30,       September 30,
                                                  1996                1995
                                              -------------       -------------

Revenues:
     Oil and gas production                    $     37,838        $     21,963
     Trading revenues                                 7,678               4,846
     Revenue from gas gathering                         544                 408
     Interest income                                    177                 190
     Other income                                       104                 170
                                              -------------       -------------
                                                     46,341              27,577

Operating expenses:
     Lease operating expenses                        12,430               8,379
     Cost of trading                                  7,025               4,670
     Depreciation, depletion & amortization          11,595               7,692
     General and administrative                       4,146               3,561
     Interest expense                                    17               1,273
     Other                                             --                   184
     Merger costs                                      --                13,207
                                              -------------       -------------
                                                     35,213              38,966
                                              -------------       -------------

Income for the period before income taxes            11,128             (11,389)
Provision for income taxes                            4,230                 459
                                              -------------       -------------
Net income for the period                      $      6,898        $    (11,848)
                                              =============       =============

Net income per common share and common
  share equivalent                             $       0.22        $      (0.47)
                                              =============       =============

Weighted average number of shares of
  common stock and common stock equivalents          31,354              25,081
                                              =============       =============


                            See accompanying notes.

                          BARRETT RESOURCES CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)
                      (in thousands, except per share data)

                                               Nine Months Ended
                                     September 30,           September 30,
                                        1996                     1995
                                     ------------            ------------
Revenues:
     Oil and gas production          $  102,412              $    70,481
     Trading revenues                    30,547                   20,156
     Revenue from gas gathering           1,996                      917
     Interest income                        633                      529
     Other income                           465                      594
                                     ----------               ----------
                                        136,053                   92,677

Operating expenses:
     Lease operating expenses            34,027                   25,418
     Cost of trading                     28,449                   19,385
     Depreciation, depletion &
       amortization                      31,859                   23,625
     General and administrative          11,212                   10,255
     Interest expense                     3,154                    3,284
     Other expense                           --                      568
     Merger costs                            --                   13,207
                                     ----------               ----------
                                        108,701                   95,742
                                     ----------               ----------
Income (loss) for the period before
  income taxes                           27,352                   (3,065)
Provision for income taxes               10,393                    2,812
                                      ---------               ----------

Net (loss) income for the period      $  16,959               $   (5,877)
                                      =========               ==========

Net (loss) income per common share
  and common share equivalent         $    0.62               $    (0.23)
                                      =========               ==========

Weighted average number of shares
   of common stock and common
   stock equivalents                     27,554                   25,020
                                      =========                =========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                        Nine Months Ended
                                                September 30,     September 30,
                                                    1996              1995
                                                -------------     -------------
Cash flows from operations:
     Net income                                  $     16,959       $    (5,877)
     Adjustments needed to reconcile to net
      cash provided by operations:
       Depreciation, depletion and amortization        31,859            23,625
       Unrealized hedging gains/(losses)               (1,138)               --
       Deferred income taxes                            9,778             2,543
       Other                                               --              (770)
                                                -------------      ------------
                                                       57,458            19,521

     Change in current assets and liabilities:
       Accounts receivable                             (7,246)            9,505
       Other current assets                              (416)              432
       Accounts payable                                   457           (15,305)
       Amounts due oil and gas owners                   7,325              (942)
       Production taxes payable                         6,717                --
       Accrued and other liabilities                   (1,585)            3,242
                                                -------------      ------------
Net cash flow provided by operations                   62,710            16,453
                                                -------------      ------------

Cash flows from investing activities:
     Proceeds from sale of oil and gas
      properties                                        1,992               209
     Acquisition of property and equipment           (124,054)          (46,945)
                                                -------------      ------------
Net cash flow used in investing activities           (122,062)          (46,736)
                                                -------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock           138,269             6,413
     Borrowings on line of credit                      33,000            69,000
     Payments on line of credit                      (110,000)          (37,000)
     Dividends paid                                        --            (1,179)
     Other                                                 --              (767)
                                                -------------      ------------
Net cash flow provided by financing activities         61,269            36,467
                                                -------------      ------------

Increase in cash and cash equivalents                   1,917             6,184
Cash and cash equivalents at beginning of
  period                                                7,529            12,348
                                                -------------      ------------
Cash and cash equivalents at end of period       $      9,446       $    18,532
                                                =============      ============

Noncash investing and financing activities:
     Issuance of common stock for property
      and related deferred taxes                 $     31,603       $        --
     Treasury shares purchased in option
      transactions                                        527                --

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                              September 30, 1996



1.  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of September 30, 1996 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to 1995 amounts to conform to the 1996 presentation.

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


2.  INCOME TAXES

    Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter and nine months ended September 30, 1996, the Company used an estimated effective tax rate of thirty-eight percent.

    The Internal Revenue Service (IRS) has examined the federal tax returns of Plains, a subsidiary of Barrett Resources Corporation, for pre-merger calendar years 1991, 1992 and 1993. The IRS issued a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest. The IRS notice of deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination. These net operating losses originally had been incurred by a company that was acquired by Plains in 1986. The Company currently has additional unused net operating loss carryforwards of approximately $30 million related to the same acquisition.

     Management disagrees with the IRS position. In management's opinion, the federal tax returns of Plains reflect the proper federal income tax liability and the existing net operating loss carryforwards are appropriate as supported by relevant authority. The Company will vigorously contest these proposed adjustments and believes it will prevail in its positions. It is anticipated that the final determination of this matter will involve a lengthy process.

     During the quarter ended September 30, 1996 the Company acquired oil and gas properties in purchase transactions that qualify as tax-free exchanges for tax purposes. The Company provided deferred income taxes payable of $10.1 million for the estimated income tax effect of the difference between the financial and tax basis of the properties acquired.

3.   LONG-TERM DEBT

     Effective August 1, 1996, the Company decreased the borrowing limit on its reserved-based line of credit to $75 million. Under the terms of the Credit Agreement, the Company may borrow up to the $200 million limit.

     As of September 30, 1996, the Company's effective interest rate, on an outstanding balance of $12 million, was approximately 6.0 percent per annum.

     Total interest expense incurred for the nine months ended September 30, 1996 was $3.6 million. For the nine month period, $8,000 of interest expense was capitalized for specific projects.

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                               September 30,1996


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
-------------------------------

As of September 30, 1996, total assets were $472.1 million compared to $340.8 million at December 31, 1995, an increase of $131.3 million or 39 percent. Cash and short term investments increased $1.9 million, working capital decreased $1.7 million and property and equipment increased $121.5 million. Operating cash flows before working capital adjustments totaled $57.5 million in the nine months ended September 1996 compared with $19.5 million in the same period of 1995. After working capital adjustments, cash flow provided by operations increased by $46.3 million to $62.7 million as compared with 1995.

Capital expenditures of $155.7 million, including acquisitions and related tax adjustments, for the nine month period, increased $108.7 million over the same period in 1995. These expenditures, funded by operating cash flows and issuance of the Company's common stock, consisted principally of drilling and development activities of oil and gas properties, and acquisition and development of producing properties. Development and expansion activities were focused in the Piceance, Wind River and Anadarko Basins. Acquisitions of oil and gas property interests and related facilities were concentrated principally in the Piceance Basin of Colorado, the Gulf of Mexico, and the Uinta Basin of Utah. Exploration activities consisting of acquiring lease positions and development of prospects were centered in the Anadarko and Arkoma basins and the Gulf Coast region.

On September 26, 1996, the Company announced that it was the high bidder on 19 blocks in a Federal Offshore Lease Sale. All bids are subject to approval by the Minerals Management Service ("MMS"). Upon acceptance of the bids, the Company will own a 100 percent working interest in fifteen of the blocks and a 50 percent working interest in four of the blocks. Total bonus payments payable by the Company for these block interests will be $34.8 million once approval is received from the MMS.

On November 1, 1996, the Company traded interests in certain properties located in the Permian Basin of Texas and the Green River Basin of Wyoming, issued 50,000 shares of its Common Stock and paid $13.8 million in cash to acquire producing and non-producing oil and gas interests in the Altamont-Bluebell Field in the Uinta Basin of Utah.

The Company has entered into an international venture to evaluate, explore and develop property encompassing approximately 820,000 acres located in the Maranon Basin of Peru. The Company has a 55 percent interest in the acreage and as operator, may drill a well in mid-1997 following an evaluation study.

The Company plans to continue actively acquiring, exploring and developing oil and gas properties. Based on the June 30, 1996 reserve estimates, the Company has a borrowing capacity of up to the $200 million limit of its line of credit. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated activities.

Results of Operations
---------------------

Net income for the third quarter ending September 30, 1996 was $6.9 million or $.22 per share compared with a net loss of $11.8 million ($.47 loss per share) for the same period in 1995. The increase in net income is partially the result of an increase of $15.9 million in oil and gas production revenue primarily attributed to higher production volumes and increased average oil and gas sales prices. Net income for the nine months ended September 30, 1996 was $17.0 million or $.62 per share, as compared with a net loss of $5.9 million ($.23 loss per share) for the nine month period in 1995. The third quarter and nine month period loss in 1995 was directly attributed to pre-tax merger costs of $13.2 million associated with the Company's merger with Plains.

Total revenues for the third quarter of 1996 were $46.3 million, an increase of $18.8 million or 68 percent over the same period in 1995. A 72 percent increase in production revenues and a 58 percent increase in trading revenues were the primary contributing factors to the higher total revenue. Total revenues for the nine month period of 1996 were 47 percent higher than the same period in 1995.

Production revenue for the third quarter of 1996 increased 72 percent to $37.8 million from $22.0 million in 1995. For the nine months ended September 30, 1996, production revenues were up 45 percent to $102.4 million compared with revenues of $70.5 for the nine months ended September 30, 1995. Production revenues and related volumes and average prices during the periods presented were as follows:

                                                Quarter Ended           Nine Months Ended
                                                September 30,             September 30,
                                             1996          1995        1996          1995
                                            -----          ----        ----          ----
Gas Revenues (000's)                      $27,793        $15,332      $76,415      $50,095
Gas Production (Bcf)                         15.5           11.0         44.1         33.9
Average Price per Mcf                     $  1.80        $  1.40      $  1.73      $  1.48

Oil Revenues (000's)                      $10,045        $ 6,631      $25,997      $20,386
Oil Production (Mbbls)                        511            436        1,397        1,288
Average Price per Barrel                  $ 19.66        $ 15.21      $ 18.61      $ 15.84

(Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; Mbbls = thousand barrels)


Third quarter gas revenues increased 81 percent as compared with the same period in 1995, principally due to a 41 percent increase in production volumes and an 29 percent increase in average gas prices. A 30 percent increase in production volumes accompanied by a 25 cent per Mcf (17 percent) increase in average gas prices caused gas revenues for the nine month period ended September 30, 1996 to be 53 percent higher than the same period in 1995.

Oil revenues for the third quarter of 1996 were higher by $3.4 million over 1995. This increase is attributed to higher production volumes, up 17 percent, and a $4.45 per barrel (29 percent) increase in average oil prices. For the nine months ended September 30, 1996 oil revenues were up $5.6 million from 1995 due to an eight percent increase in production volumes and a $2.77 per barrel increase in average oil prices.

In 1996, trading revenues were $7.7 million for the third quarter ($4.8 million in 1995) and $30.5 million for the nine month period ($20.1 million in 1995). The associated costs of trading were $7.0 million and $4.7 million for the quarter ended September 30, 1996 and 1995, respectively, and $28.4 million and $19.4 million for the respective nine months in 1996 and 1995. Gross profit from trading increased to $653,000 from $176,000 for the quarter and to $2.1 million from $771,000 for the nine months as compared to the prior year.

Production hedging expenses totaled $57,000 for the quarter and $1.5 million for the first nine months of 1996 as compared to hedging income of $1.1 million and $1.8 million for the 1995 three and nine month periods, respectively. These expenses are recorded in the consolidated statements of income as adjustments of oil and gas production revenue. Currently, the Company holds positions to hedge production of approximately 11.5 Bcf of gas through October 1997.

Production costs averaged 67 and 62 cents per Mcf of gas equivalent for the third quarters of 1996 and 1995, respectively, and 65 cents and 61 cents for the nine months of 1996 and 1995, respectively. The increase is attributed to the Company's increased interests in properties which have higher operating costs.

Depreciation, depletion and amortization increased to $11.6 million from $7.7 million for the quarter and to $31.9 million from $23.6 million for the nine month period. The increase is principally due to production volume increases. During the nine month periods in 1996 and 1995, depletion on oil and gas production averaged $.58 and $.53 per Mcf of gas equivalent, respectively.

With increased exploration activities, general and administrative costs rose $585,000 (16 percent) in the third quarter and $957,000 (9 percent) in the first nine months of 1996 as compared to the same periods in 1995. These costs approximate nine percent and eight percent of total revenues for the three and nine month periods in 1996 versus 13 percent and 11 percent for the three and nine month periods in 1995.

Interest expense decreased to $17,000 from $1.3 million for the quarter and to $3.2 million from $3.3 million for the nine month period. The decrease for the quarter is directly attributed to repayment of all of the Company's outstanding long-term debt in June. The Company did not borrow additional funds until late September.

The Company's largest source of operating income is from sales of its gas and
oil production.   Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 75 percent of the Company's production revenue for the nine month period in 1996. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------


     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

            27.  Financial Data Schedule.


     (b) During the quarter ended September 30, 1996, the Registrant did not file any reports on Form 8-K.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BARRETT RESOURCES CORPORATION


November 12, 1996                          By /s/ Paul M. Rady
                                              -----------------
                                              Paul M. Rady
                                              President


November 12, 1996                          By /s/ J. Frank Keller
                                              --------------------
                                              J. Frank Keller
                                              Chief Financial Officer