Form 10-Q/A
period 1996-09-30
BARRETT RESOURCES CORP
filed 1996-11-14
CIK 351993

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


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K .............. 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                    September 30,         December 31,
                                                        1996                 1995
                                                    -------------         ------------
                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                      $    9,446             $    7,529
     Receivables, net                                   38,680                 31,434
     Inventory                                             962                    657
     Other current assets                                  886                    470
                                                     ---------              ---------
          Total current assets                          49,974                 40,090

Property and equipment, net                            422,168                300,666
                                                     ---------             ----------
                                                     $ 472,142              $ 340,756
                                                     =========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   14,860             $   14,403
     Amounts payable to oil and gas property
        owners                                          16,199                  8,874
     Production taxes payable                           14,764                  8,047
     Accrued and other liabilities                       2,149                  5,080
                                                     ---------              ---------
        Total current liabilities                       47,972                 36,404

Long-term debt                                          12,000                 89,000
Deferred income taxes                                   48,595                 23,524

Stockholders' equity:
     Preferred stock, $.001 par value: 1,000,000
        shares authorized, none outstanding                 --                      --
     Common stock, $.01 par value: 35,000,000
        shares authorized; 31,319,193 issued
        (25,092,246 at December 31, 1995)                  313                    251
     Additional paid-in capital                        241,407                 86,154
     Retained earnings                                 122,849                105,890
     Treasury stock, at cost: 38,754 shares
       (20,439 at December 31, 1995)                      (994)                  (467)
                                                     ---------              ---------
        Total Stockholders' equity                     363,575                191,828
                                                     ---------              ---------
                                                    $  472,142             $  340,756
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