Form 10-Q
period 1997-06-30
BARRETT RESOURCES CORP
filed 1997-08-13
CIK 351993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                             OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

                               Commission file number 1-13446

                         BARRETT RESOURCES CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                     84-0832476
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)        Identification
                                               No.)

 1515 ARAPAHOE STREET, TOWER 3, SUITE
                 1000
           DENVER, COLORADO                   80202
   (Address of principal executive          (Zip Code)
               offices)

                                 (303) 572-3900
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    /X/    No    / /

    There were 31,362,403 shares of the registrant's $.01 par value common stock outstanding as of August 11, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION
                                     INDEX

PART I.    FINANCIAL INFORMATION                                                             PAGE
           Item 1.    Financial Statements
                      Consolidated Condensed Balance Sheets -- June 30, 1997 and
                       December 31, 1996..............................................          3
                      Consolidated Condensed Statements of Income -- Three Months
                       Ended June 30, 1997 and 1996...................................          4
                      Consolidated Condensed Statements of Income -- Six Months Ended
                       June 30, 1997 and 1996.........................................          5
                      Consolidated Condensed Statements of Cash Flows -- Six Months
                       Ended June 30, 1997 and 1996...................................          6
           Item 2.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..........................................          9
PART II.   OTHER INFORMATION
           Item 1.    Legal Proceedings...............................................         13
           Item 4.    Submission of Matters to a Vote of Security Holders.............         13
           Item 6.    Exhibits and Reports on Form 8-K................................         14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1997           1996
                                                                                      -----------  --------------
                                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................................   $  16,536     $   14,539
  Receivables, net..................................................................      60,777         73,045
  Inventory.........................................................................       6,008            947
  Other current assets..............................................................       1,806          1,156
                                                                                      -----------  --------------
    Total current assets............................................................      85,127         89,687
Property and equipment, net.........................................................     607,660        487,258
Debt issue costs, net of amortization...............................................       3,871         --
                                                                                      -----------  --------------
                                                                                       $ 696,658     $  576,945
                                                                                      -----------  --------------
                                                                                      -----------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................   $  42,687     $   41,617
  Amounts payable to oil and gas property owners....................................      19,478         18,496
  Production taxes payable..........................................................      17,457         13,830
  Accrued and other liabilities.....................................................      10,644          4,374
                                                                                      -----------  --------------

    Total current liabilities.......................................................      90,266         78,317

Long-term debt......................................................................     151,269         70,000
Deferred income taxes...............................................................      58,519         50,908

Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares authorized, none outstanding...      --             --
  Common stock, $.01 par value: 35,000,000 shares authorized; 31,357,376 issued
    (31,330,361 at December 31, 1996)...............................................         314            313
Additional paid-in capital..........................................................     246,575        241,991
Retained earnings...................................................................     149,716        135,416
Treasury stock, at cost.............................................................          (1)        --
                                                                                      -----------  --------------
    Total stockholders' equity......................................................     396,604        377,720
                                                                                      -----------  --------------
                                                                                       $ 696,658     $  576,945
                                                                                      -----------  --------------
                                                                                      -----------  --------------

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                              --------------------
                                                                                              JUNE 30,   JUNE 30,
                                                                                                1997       1996
                                                                                              ---------  ---------
Revenues:
  Oil and gas production....................................................................  $  44,743  $  35,030
  Trading revenues..........................................................................     25,264     10,876
  Revenue from gas gathering................................................................        489      1,004
  Interest income...........................................................................        549        259
  Other income..............................................................................        175        236
                                                                                              ---------  ---------
                                                                                                 71,220     47,405

Operating expenses:
  Lease operating expenses..................................................................     12,926     10,650
  Cost of trading...........................................................................     24,124     10,210
  Depreciation, depletion and amortization..................................................     17,825     10,860
  General and administrative................................................................      6,173      3,448
  Interest expense..........................................................................      3,095      1,586
                                                                                              ---------  ---------
                                                                                                 64,143     36,754
                                                                                              ---------  ---------

Income for the period before income taxes...................................................      7,077     10,651
Provision for income taxes..................................................................      2,690      4,046
                                                                                              ---------  ---------
Net income for the period...................................................................  $   4,387  $   6,605
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income per common share and common share equivalent.....................................  $     .14  $     .25
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Weighted average number of shares of common stock and common stock equivalents..............     31,925     26,039
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               SIX MONTHS ENDED
                                                                                             ---------------------
                                                                                              JUNE 30,   JUNE 30,
                                                                                                1997       1996
                                                                                             ----------  ---------
Revenues:
  Oil and gas production...................................................................  $   97,778  $  64,574
  Trading revenues.........................................................................      47,531     22,869
  Revenue from gas gathering...............................................................         955      1,452
  Interest income..........................................................................       1,189        456
  Other income.............................................................................         319        361
                                                                                             ----------  ---------
                                                                                                147,772     89,712

Operating expenses:
  Lease operating expenses.................................................................      29,403     21,597
  Cost of trading..........................................................................      45,944     21,424
  Depreciation, depletion and amortization.................................................      31,892     20,264
  General and administrative...............................................................      12,150      7,066
  Interest expense.........................................................................       5,318      3,137
                                                                                             ----------  ---------
                                                                                                124,707     73,488
                                                                                             ----------  ---------
Income for the period before income taxes..................................................      23,065     16,224
Provision for income taxes.................................................................       8,765      6,163
                                                                                             ----------  ---------
Net income for the period..................................................................  $   14,300  $  10,061
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Net income per common share and common share equivalent....................................  $      .45  $     .39
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Weighted average number of shares of common stock and common stock equivalents.............      31,930     25,638
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                           -----------------------
                                                                                            JUNE 30,     JUNE 30,
                                                                                              1997         1996
                                                                                           -----------  ----------
Cash flows from operations:
  Net income.............................................................................  $    14,300  $   10,061
  Adjustments needed to reconcile to net cash provided by operations:
    Depreciation, depletion, and amortization............................................       32,043      20,264
    Amortization of unrealized hedging (losses)..........................................           --      (1,138)
    Deferred income taxes................................................................        7,611       5,351
                                                                                           -----------  ----------
                                                                                                53,954      34,538
    Change in current assets and liabilities:
      Accounts receivable................................................................       12,268      (3,210)
      Other current assets...............................................................         (650)       (591)
      Accounts payable...................................................................        1,070         756
      Amounts due oil and gas owners.....................................................          982       3,246
      Production taxes payable...........................................................        3,627       3,373
      Accrued and other liabilities......................................................        5,507        (960)
                                                                                           -----------  ----------
Net cash flow provided by operations.....................................................       76,758      37,152
                                                                                           -----------  ----------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties...........................................        8,030       1,375
  Acquisition of property and equipment..................................................     (158,381)    (54,064)
                                                                                           -----------  ----------
Net cash flow used in investing activities...............................................     (150,351)    (52,689)
                                                                                           -----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................................................          366     137,403
  Treasury stock purchased...............................................................           (1)         --
  Net payments under line of credit......................................................      (70,000)    (89,000)
  Proceeds from issuance of Senior Notes, net of offering costs..........................      145,978          --
  Payments on other long-term debt.......................................................         (753)         --
                                                                                           -----------  ----------
Net cash flow provided by financing activities...........................................       75,590      48,403
                                                                                           -----------  ----------
Increase in cash and cash equivalents....................................................        1,997      32,866
Cash and cash equivalents at beginning of period.........................................       14,539       7,529
                                                                                           -----------  ----------
Cash and cash equivalents at end of period...............................................  $    16,536  $   40,395
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Non-cash investing and financing activities:
  Issuance/commitment of common stock for property acquisitions..........................  $     4,219  $    9,625
  Common stock/treasury share options exercised..........................................  $        --  $      267
  Assumption of debt with property acquisitions..........................................  $     2,785  $       --

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of June 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Certain reclassifications have been made to 1996 amounts to conform to the 1997 presentation.

2. INCOME TAXES

    Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended June 30, 1997, the Company used an estimated effective tax rate of 38 percent.

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

3. LONG-TERM DEBT

    The Company's long-term debt consists of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                                     1996
                                                                     JUNE 30,    ------------
                                                                       1997
                                                                    -----------
                                                                    (UNAUDITED)
7.55% Senior Notes................................................   $ 150,000    $   --
Credit facility...................................................      --            70,000
Other.............................................................       2,032        --
                                                                    -----------  ------------
                                                                       152,032        70,000
Less current portion..............................................         763        --
                                                                    -----------  ------------
                                                                     $ 151,269    $   70,000
                                                                    -----------  ------------
                                                                    -----------  ------------

                         BARRETT RESOURCES CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. LONG-TERM DEBT (CONTINUED)
    In February 1997, the Company issued $150 million principal amount of 7.55% Senior Notes due 2007 ("Notes"). A portion of the net proceeds from the offering was used to repay in full the balance of the Company's existing line of credit. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1997.

    Total interest paid for the quarter ended June 30, 1997 was $1.2 million.

4. RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material impact on its EPS calculation.

                         BARRETT RESOURCES CORPORATION
                      FOR THE QUARTER AND SIX MONTHS ENDED
                                 JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1997, total assets increased $119.7 million, or 21 percent, to $696.7 million as compared with total assets of $576.9 million at December 31, 1996. Cash and short term investments increased $2.0 million to $16.5 million, working capital decreased $16.5 million to a negative $5.1 million and net property and equipment increased $120.4 million to $607.7 million. During the six month period, the Company invested in oil and gas properties in its areas of activity, which increased both property and equipment and long-term debt.

    Operating cash flows before working capital adjustments totaled $54.0 million for the six month period ended June 30, 1997 compared with $34.5 million for the comparable period in 1996. After working capital adjustments, cash flow provided by operations increased by $39.6 million to $76.8 million as compared with the same six month period in 1996.

    Capital expenditures of $158.4 million for the six month period increased $104.3 million over the same period in 1996. These expenditures, funded by operating cash flows and borrowings, consisted principally of drilling and development activities of oil and gas properties. Of these capital expenditures, approximately 27 percent was invested in the Rocky Mountain Region, 23 percent in the Mid-Continent Region and 40 percent in the Gulf of Mexico Region.

    The Company's operating results are directly affected by oil and gas prices. Oil and gas prices also affect the reserve values used in determining the "ceiling test" limitation for the Company's capitalized oil and gas property costs accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to current expense. Sales prices of the Company's oil and gas production declined significantly after December 31, 1996, but recovered slightly subsequent to June 30, 1997. A further decline in oil and gas sales prices could possibly result in the recognition of an impairment expense in future periods.

EXPLORATION AND DEVELOPMENT ACTIVITIES

    During the first six months of 1997, the Company drilled or participated in a total of 108 wells of which 87 were gas wells, 9 were oil wells and 12 were dry holes. Following is a description of significant activities.

ROCKY MOUNTAIN REGION

    In the Wind River Basin, the Company has received the Record of Decision for the Environmental Impact Statement (EIS) in the Cave Gulch area in Wyoming. With this decision and concurrence with the Bureau of Land Management, the Company plans to immediately proceed with its development program of the various gas bearing horizons in the Cave Gulch area.

    The Company currently is operating four drilling rigs in the Piceance Basin area and has successfully drilled and completed 29 gas wells in the first six months of 1997. The Company is currently installing additional pipeline and compression on its Grand Valley Gathering System to provide for increasing gas production.

    The Company has made a strategic decision to divest itself of its properties and interests in the Uinta Basin, contingent on receiving an acceptable price, so that the Company can focus on its core areas elsewhere in the Rocky Mountains, the Mid-Continent and the Gulf of Mexico. During the first six months of 1997, the Company's activity in the Uinta Basin has consisted of recompleting six wells in the Brundage Canyon Field and 13 wells in the Altamont-Bluebell Field.

MID-CONTINENT REGION

    In the Arkoma Basin, the Company is currently active in the Wilburton, South Panola, Retherford and Weeks 3-D areas. During the first six months of 1997, the Company participated in drilling three wells, of which one is producing, one is waiting on completion and one was unsuccessful. The producing well located in the South Panola area in Oklahoma was initially completed flowing 10,400 Mcf per day of gas and is currently producing 9,000 Mcf of gas per day. The Company currently owns a 64 percent working interest in the well, which will be reduced to approximately 53 percent after payout of certain costs.

    In the Anadarko Basin, the Company participated in the drilling of 18 wells, principally in three key areas: the Mountain View/Carnegie area, the deep Verden and the Mountain Front Granite Wash areas. Two of these wells were successfully completed as gas wells, 13 wells are waiting on completion, and three wells were dry holes.

    In May, the Company sold its interests in the North Knox City properties located in the Permian Basin together with other miscellaneous non-strategic properties.

GULF OF MEXICO

    During the first six months of 1997, the Company participated in drilling eight wells resulting in four successful gas wells, one oil well and three dry holes. The Company's activity to date includes establishing productive potential from 23 wells on 13 blocks. Thirteen of these wells are currently on line and producing approximately 26,000 Mcfe of gas equivalent per day net to the Company's working interest with 10 wells waiting on completion or production facilities. Six additional development wells are scheduled to be drilled on these 13 currently productive blocks in the last half of 1997.

    The Company currently has interests in 54 offshore blocks of which 19 blocks are owned 100%. Thirty-four of these 54 blocks have not been tested.

INTERNATIONAL

    The Company's activity in Peru has consisted of initiating a 450 kilometer seismic program to delineate drillable prospects on Block 67. The initial phase of the seismic program is scheduled for completion in late August. The Company owns a 45 percent interest in Block 67.

RESULTS OF OPERATIONS

    For the second quarter ended June 30, 1997 net income of $4.4 million or $.14 per share was $2.2 million lower than net income of $6.6 million or $.25 per share in the second quarter 1996. The decrease in net income is attributable to increases in depreciation, depletion and amortization expense resulting from higher production volumes and depletion rates, lower crude oil prices, additional staff requirements and higher interest costs. These factors were partially offset by increased gas and oil production volumes and revenues. Net income for the six months ended June 30, 1997 was $14.3 million or

$.45 per share, an increase of $4.2 million over net income of $10.1 million or $.39 per share for the first six months of 1996.

    Total revenues for the second quarter of 1997 were $71.2 million, up 50 percent compared to $47.4 million for the same period in 1996. For the six months ended June 30, 1997, total revenues were $147.8 million as compared to $89.7 million for the respective 1996 period. Increased production and trading revenues were the primary factors contributing to the second quarter and six month total revenue increases.

    Production revenues for the second quarter of 1997 increased 28 percent from $35.0 million in 1996 to $44.7 million. For the six months ended June 30, 1997, production revenues were up 51 percent to $97.8 million compared with revenues of $64.6 million for the same period in 1996. Production revenues and related volumes and average prices during the periods presented were as follows:

                                                                 QUARTER ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              --------------------  --------------------
                                                                1997       1996       1997       1996
                                                              ---------  ---------  ---------  ---------
Gas Revenues (000's)........................................  $  33,582  $  26,178  $  76,510  $  48,622
Gas Production (Bcf)........................................       18.7       15.2       36.0       28.6
Average Price per Mcf.......................................  $    1.79  $    1.73  $    2.13  $    1.70
Oil Revenues (000's)........................................  $  11,161  $   8,852  $  21,268  $  15,952
Oil Production (Mbbls)......................................        635        456      1,136        886
Average Price per Barrel....................................  $   17.58  $   19.41  $   18.72  $   18.00

(Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; Mbbls = thousand barrels)

    Second quarter gas revenues increased 28 percent as compared with the same period in 1996, principally due to a 23 percent increase in production volumes and a three percent increase in average gas prices. A 26 percent increase in production volumes accompanied by a 43 cent per Mcf increase in average gas prices resulted in gas revenues for the six month period ended June 30, 1997 to be 57 percent higher than the same period in 1996.

    The second quarter 1997 oil revenues are 26 percent above the same period in 1996. This increase is directly attributed to a 39 percent increase in production volumes. Average oil prices for the quarter declined 9 percent from the second quarter in 1996. Oil revenues increased 33 percent for the first six months of 1997 as compared with 1996 due principally to a 28 percent increase in production volumes. Oil prices for the first six months averaged 4 percent higher in 1997 than 1996.

    To reduce its exposure to volatile oil and gas price fluctuations, the Company enters into hedging arrangements, principally swaps and options, for both trading and producing activities. Gains or losses on these hedging arrangements are generally offset by opposite changes in the realized price of natural gas and crude oil and are recognized in revenues for the periods to which the hedge relates. As of June 30, 1997, the Company held positions to hedge 1997 gas production of 2.5 Bcf in July, 1.9 Bcf in August, 1.6 Bcf in September, and 1.7 Bcf in October.

    For the quarter ended June 30, 1997, revenues from trading activities were $25.2 million on 15.2 Bcf of gas compared to $10.9 million on 8.7 Bcf of gas for the same period in 1996. The associated costs of trading increased to $24.1 million from $10.2 million. The gross margin from trading activities was $1.1 million and $0.7 million for the respective quarters ended June 30, 1997 and 1996. The gross margin from trading activities for the first six months of 1997 was $1.6 million on 24.2 Bcf with revenues of $47.5 million compared to a gross margin of $1.4 million on 17.7 Bcf with revenues of $22.9 million for the first six months of 1996.

    Production costs increased due primarily to an increase in the number of producing wells and higher operating costs. Per unit production costs averaged $.57 and $.69 per Mcfe produced for the second quarter and six months ended June 30, 1997, respectively, compared with $.59 and $.64 per Mcfe produced for the second quarter and six months ended June 30, 1996, respectively. Unit production costs were higher for the six month period in 1997 compared with 1996 due primarily to higher operating costs, principally in the first quarter, on oil properties acquired in 1996 and increased production taxes resulting from higher sales prices.

    Depreciation, depletion and amortization increased to $17.8 million from $10.9 million for the quarter and to $31.9 million from $20.3 million for the six month period. These increases are attributed to a 26 percent increase in equivalent production and higher depletion rates. For the six month periods in 1997 and 1996, depletion on oil and gas production was recorded at $.70 and $.56 per Mcfe, respectively. For the three months ended June 30, 1997 and 1996, depletion was recorded at $.76 and $.56 per Mcfe, respectively.

    Interest expense increased from $1.6 million to $3.1 million for the quarter ending June 30, 1997 and 1996, respectively, and from $3.1 million to $5.3 million for the six month period for 1997 and 1996, respectively. Increases are directly attributed to higher debt levels.

    The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 84 percent of the Company's production revenue for the first six months of 1997. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-K for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations. These factors include but are not limited to fluctuations in gas and crude oil prices, the success rate of exploration efforts, the timeliness of development activities, and changes in the political and economic environment of Peru.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    KANSAS AD VALOREM TAX. The Natural Gas Policy of 1978 ("NGPA") permitted producers to receive from the gas purchaser reimbursement of "severance, production or similar taxes" on top of the regulated maximum lawful price ("MLP") permitted under the NGPA. For a number of years Federal Energy Regulatory Commission ("FERC") and its predecessor, the Federal Power Commission, had ruled that the Kansas ad valorem tax was similar to a severance tax and, therefore was properly payable under the NGPA to a producer. Following an adverse court decision, FERC reversed its earlier ruling, finding that the Kansas ad valorem tax was not similar to a severance tax and, therefore, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP. However, FERC determined that its later ruling should only apply to natural gas sold after June 1988. In August 1996, the United States Circuit Court of Appeals for the District of Columbia upheld the FERC's ruling that the Kansas ad valorem tax was not similar to a severance tax, but the Court of Appeals reversed the FERC's decision as to the effective date. Specifically, the Court of Appeals held that a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP for natural gas production beginning October 4, 1983, and, therefore, must refund the ad valorem taxes it so collected as an add-on to the MLP. On May 12, 1997, the United States Supreme Court declined to review the Court of Appeals decision. Various petitions for adjustments have since been filed with FERC requesting that FERC waive all interest which otherwise might be due on the ad valorem taxes to be refunded.

    Effective October 1, 1984, K N Energy, Inc. ("K N") assigned producing gas properties in Kansas to its then subsidiary, Plains Petroleum Company ("Plains"). Plains sold the gas produced from those properties to K N and received the MLP plus reimbursement for Kansas ad valorem taxes. On September 13, 1985, Plains was "spun-off" to K N's shareholders, but Plains continued to sell its Kansas gas production to K N. Effective December 1, 1986, Plains assigned these properties to its subsidiary, Plains Petroleum Operating Company ("PPOC"), and PPOC assumed the obligation to sell the production to K N at the MLP plus reimbursement for ad valorem taxes. Beginning January 16, 1987, PPOC's sales to K N were made pursuant to FERC Order 451 and, therefore, PPOC's receipt of ad valorem tax reimbursement did not cause it to receive payment in excess of the MLP. On July 18, 1995, Plains and PPOC became subsidiaries of the Company.

    Plains and PPOC are participating in the FERC adjustment proceedings seeking waiver of interest on the ad valorem tax refund. In addition, Plains and PPOC have requested the FERC to rule that K N should be responsible for all Kansas ad valorem tax reimbursement refunds attributable to the period October 1, 1984 through September 13, 1985. Further, Plains and PPOC will seek to recoup from royalty and overriding royalty owners and parties to certain net profit agreements a portion of the amount to be refunded. In light of the foregoing, the ultimate amount Plains and PPOC will be required to refund cannot be presently quantified, however, this refund is presently not anticipated to have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 17, 1997, the Annual Meeting of Stockholders of Barrett Resources Corporation was held. At that meeting, the following matters were approved by the stockholders by the votes indicated below.

        (1) The following directors were re-elected with these directors constituting the entire Board of Directors: William J. Barrett, C. Robert Buford, Derrill Cody, James M. Fitzgibbons, Hennie L.J.M. Gieskes, William
    W. Grant, III, J. Frank Keller, Paul M. Rady, A. Ralph Reed, James T. Rodgers, Philippe S.E. Schreiber, and Harry S. Welch.

        (2) A proposal to adopt the 1997 Stock Option Plan received 21,851,064 shares voting in favor of the proposal, 1,533,292 shares voting against the proposal, and 102,214 shares abstaining.

        (3) A proposal to amend the Non-Discretionary Stock Option Plan to increase from 200,000 to 300,000 the number of shares of Common Stock issuable pursuant to options granted under that Plan received 21,924,404 shares voting in favor of the proposal, 1,446,492 shares voting against the proposal, and 115,674 shares abstaining.

        (4) A proposal to amend the Corporation's Certificate of Incorporation to increase authorized common stock from 35,000,000 to 45,000,000 shares, $.01 par value, received 26,240,302 shares voting in favor of the proposal, 905,772 shares voting against the proposal, and 67,280 shares abstaining.

        (5) A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1997 was approved with a total of 27,159,379 shares voting in favor, 21,379 shares voting against and 32,596 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

10(a). Barrett Resources Corporation Non-Discretionary Stock Option Plan, as amended, is incorporated by reference from Exhibit 99.2 of the Registrant's Proxy Statement dated April 24, 1997.

10(b). Barrett Resources Corporation 1997 Stock Option Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Proxy Statement dated April 24, 1997.

27.        Financial Data Schedule

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BARRETT RESOURCES CORPORATION

August 13, 1997                 By                /s/ PAUL M. RADY
                                     -----------------------------------------
                                                    Paul M. Rady
                                                   CEO--PRESIDENT

August 13, 1997                 By              /s/ J. FRANK KELLER
                                     -----------------------------------------
                                                  J. Frank Keller
                                              CHIEF FINANCIAL OFFICER