Form 10-Q
period 1997-09-30
BARRETT RESOURCES CORP
filed 1997-11-13
CIK 351993

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934.

For the quarterly period ended                September 30, 1997
                               ------------------------------------------------

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                         1-13446
                       --------------------------------------------------------

                          Barrett Resources Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              84-0832476
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1515 Arapahoe Street, Tower 3, Suite 1000  Denver, Colorado            80202
-------------------------------------------------------------------------------
        (Address of principal executive offices)                     (Zip Code)

                                 (303) 572-3900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes __X__    No _____

    There were 31,405,268 shares of the registrant's $.01 par value common stock outstanding as of November 10, 1997.

                         BARRETT RESOURCES CORPORATION

                                     INDEX

PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----
            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - September 30, 1997 and
                        December 31, 1996..............................  3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        September 30, 1997 and 1996....................  4

                        Consolidated Condensed Statements of
                        Income - Nine Months Ended
                        September 30, 1997 and 1996....................  5

                        Consolidated Condensed Statements of
                        Cash Flows - Nine Months Ended
                        September 30, 1997 and 1996....................  6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations ................................. 11

PART II. OTHER INFORMATION

            Item 1.     Legal Proceedings.............................  16

            Item 6.     Exhibits and Reports on Form 8-K..............  17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                 September 30,   December 31,
                                                     1997            1996
                                                 -------------   ------------
ASSETS                                            (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 13,925       $ 14,539
  Receivables, net                                    72,823         73,045
  Inventory                                            3,765            947
  Other current assets                                   964          1,156
                                                    --------       --------
    Total current assets                              91,477         89,687

Property and equipment, net                          661,492        487,258
Debt issue costs, net of amortization                  3,794             --
                                                    --------       --------
                                                    $756,763       $576,945
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 48,365       $ 41,617
  Amounts payable to oil and gas property owners      15,625         18,496
  Production taxes payable                            20,451         13,830
  Accrued and other liabilities                        8,350          4,374
                                                    --------       --------
     Total current liabilities                        92,791         78,317

Long-term debt                                       201,066         70,000

Deferred income taxes                                 60,983         50,908

Stockholders' equity:
  Preferred stock, $.001 par value:  1,000,000
    shares authorized, none outstanding                   --             --
  Common stock, $.01 par value:  35,000,000
    shares authorized; 31,409,952 issued
    (31,330,361 at December 31, 1996)                    314            313
  Additional paid-in capital                         247,473        241,991
  Retained earnings                                  154,344        135,416
  Treasury stock, at cost                               (208)            --
                                                    --------       --------
    Total stockholders' equity                       401,923        377,720
                                                    --------       --------
                                                    $756,763       $576,945
                                                    --------       --------
                                                    --------       --------

                             See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                 Three Months Ended
                                              ----------------------------
                                              September 30,  September 30,
                                                   1997           1996
                                              -------------  -------------
Revenues:
  Oil and gas production                         $46,342        $37,838
  Trading revenues                                42,019          7,678
  Revenue from gas gathering                         299            544
  Interest income                                    175            177
  Other income                                       332            104
                                                 -------        -------
                                                  89,167         46,341

Operating expenses:
  Lease operating expenses                        12,817         12,430
  Cost of trading                                 40,735          7,025
  Depreciation, depletion and amortization        18,334         11,595
  General and administrative                       6,414          4,146
  Interest expense                                 3,403             17
                                                 -------        -------
                                                  81,703         35,213
                                                 -------        -------
Income for the period before income taxes          7,464         11,128
Provision for income taxes                         2,836          4,230
                                                 -------        -------
Net income for the period                        $ 4,628        $ 6,898
                                                 -------        -------
                                                 -------        -------
Net income per common share and common
 share equivalent                                $   .14        $   .22
                                                 -------        -------
                                                 -------        -------
Weighted average number of shares of common
 stock and common stock equivalents               31,948         31,354
                                                 -------        -------
                                                 -------        -------

                          See accompanying notes.

                            BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     (UNAUDITED)
                        (in thousands, except per share data)

                                                   Nine Months Ended
                                              ----------------------------
                                              September 30,  September 30,
                                                   1997           1996
                                              -------------  -------------
Revenues:
  Oil and gas production                         $144,120      $102,412
  Trading revenues                                 89,550        30,547
  Revenue from gas gathering                        1,254         1,996
  Interest income                                   1,364           633
  Other income                                        651           465
                                                 --------      --------
                                                  236,939       136,053
Operating expenses:
  Lease operating expenses                         42,220        34,027
  Cost of trading                                  86,679        28,449
  Depreciation, depletion and amortization         50,226        31,859
  General and administrative                       18,564        11,212
  Interest expense                                  8,721         3,154
                                                 --------      --------
                                                  206,410       108,701
                                                 --------      --------
Income for the period before income taxes          30,529        27,352
Provision for income taxes                         11,601        10,393
                                                 --------      --------
Net income for the period                        $ 18,928      $ 16,959
                                                 --------      --------
                                                 --------      --------
Net income per common share and common
 share equivalent                                $    .59      $    .62
                                                 --------      --------
                                                 --------      --------
Weighted average number of shares of common
 stock and common stock equivalents                31,928        27,554
                                                 --------      --------
                                                 --------      --------

                          See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)
                                                       Nine Months Ended
                                                 ----------------------------
                                                 September 30,  September 30,
                                                      1997          1996
                                                 ------------   -------------
Cash flows from operations:
  Net income                                       $  18,928     $  16,959
  Adjustments needed to reconcile to
   net cash provided by operations:
    Depreciation, depletion, and amortization         50,479        31,859
    Amortization of unrealized hedging (losses)           --        (1,138)
    Deferred income taxes                             10,075         9,778
                                                   ---------     ---------
                                                      79,482        57,458
    Change in current assets and liabilities:
      Accounts receivable                                222        (7,246)
      Other current assets                               192          (416)
      Accounts payable                                 6,748           457
      Amounts due oil and gas owners                  (2,871)        7,325
      Production taxes payable                         6,621         6,717
      Accrued and other liabilities                    3,198        (1,585)
                                                   ---------     ---------
Net cash flow provided by operations                  93,592        62,710
                                                   ---------     ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties         8,717         1,992
  Acquisition of property and equipment             (228,991)     (124,054)
                                                   ---------     ---------
Net cash flow used in investing activities          (220,274)     (122,062)
                                                   ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock               1,057       138,269
  Borrowings on line of credit                        65,000        33,000
  Net payments under line of credit                  (85,000)     (110,000)
  Proceeds from issuance of Senior Notes, net
   of offering costs                                 145,953            --
  Payments on other long-term debt                      (942)           --
                                                   ---------     ---------
Net cash flow provided by financing activities       126,068        61,269
                                                   ---------     ---------
(Decrease)increase in cash and cash equivalents         (614)        1,917
Cash and cash equivalents at beginning of period      14,539         7,529
                                                   ---------     ---------
Cash and cash equivalents at end of period         $  13,925     $   9,446
                                                   ---------     ---------
                                                   ---------     ---------
Non-cash investing and financing activities:
  Issuance/commitment of common stock for
   property acquisitions                           $   4,219     $  31,603
  Common stock/treasury share options exercised    $     207     $     527
  Assumption of debt with property acquisitions    $   2,785     $      --

                          See accompanying notes.

                         BARRETT RESOURCES CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997

1.  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of September 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Certain reclassifications have been made to 1996 amounts to conform to the 1997 presentation.

    PROPERTY AND EQUIPMENT
    Oil and gas property costs associated with unevaluated properties and major development projects are excluded from capitalized costs being amortized. As of September 30, 1997 and December 31, 1996, excluded costs were $124 million and $82 million, respectively.

    INVENTORIES
    Inventories, stated at lower of average costs or market, consist of well equipment of $1.5 million and natural gas held in inventory of $2.2 million as of September 30, 1997. An average-cost method is used to expense the cost of natural gas sold from inventory.

2.  INCOME TAXES

    Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the nine month period ended September 30, 1997, the Company used an estimated effective tax rate of 38 percent and paid income taxes of $684,000.

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

3.  LONG-TERM DEBT

    The Company's long-term debt consists of the following (in thousands):

                                  September 30,      December 31,
                                      1997               1996
                                  -------------      ------------
                                   (unaudited)
    7.55% Senior Notes              $150,000           $   ---
    Credit facility                   50,000            70,000
    Other                              1,844               ---
                                    --------           -------
                                     201,844            70,000
    Less current portion                 778               ---
                                    --------           -------
                                    $201,066           $70,000
                                    --------           -------
                                    --------           -------

    In February 1997, the Company issued $150 million principal amount of 7.55% Senior Notes due 2007 ("Notes"). A portion of the net proceeds from the offering was used to repay in full the balance of the Company's existing line of credit. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1997.

    As of September 30, 1997, the Company's effective interest rate, on an outstanding balance of $50 million on its credit facility, was 6.3125% per annum.

    Total interest paid for the nine month period ended September 30, 1997 was $6.7 million.

4.  RECENTLY ISSUED ACCOUNTING STANDARD

    In February and June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and SFAS No. 130 "Reporting Comprehensive Income", respectively. The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. SFAS No. 130 expands the reporting of income to include all changes in an enterprise's equity during a reporting period resulting from non-owner transactions including net income and other economic events. The effective date for the application of SFAS No. 128 and SFAS No. 130 is for fiscal years and interim periods beginning after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 or SFAS No. 130 to have a material impact on its EPS calculation or on its calculations of net income, respectively.

5.  KANSAS AD VALOREM TAX

    The Natural Gas Policy of 1978 ("NGPA") permitted producers to receive from the gas purchaser reimbursement of "severance, production or similar taxes" on top of the regulated maximum lawful price ("MLP") permitted under the NGPA. For a number of years the Federal Energy Regulatory Commission ("FERC") and its predecessor, the Federal Power Commission, had ruled that the Kansas ad valorem tax was similar to a severance tax and, therefore was properly payable under the NGPA to a producer. Following an adverse court decision, FERC reversed its earlier ruling, finding that the Kansas ad valorem tax was not similar to a severance tax and, therefore, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP. However, FERC determined that its later ruling should only apply to natural gas sold after June 1988. In August 1996, the United States
    Court of Appeals for the District of Columbia Circuit upheld the FERC's ruling that the Kansas ad valorem tax was not similar to a severance tax, but the Court of Appeals reversed the FERC's decision as to the effective date. Specifically, the Court of Appeals held that, beginning with October 4, 1983 natural gas production, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP and, therefore, must refund the ad valorem taxes it so collected as an add-on to the MLP. On
    May 12, 1997, the United States Supreme Court declined to review the Court of Appeals decision. Various petitions for adjustments were filed with FERC requesting, among other things, that FERC waive all interest which otherwise might be due on the ad valorem taxes to be refunded. On
    September 10, 1997, FERC issued an order denying the waiver of interest. FERC's order also established certain refund procedures, including a requirement that pipelines send producers a statement of refunds on November 10, 1997. Requests for rehearing, clarification and stay of the September 10 order have been filed. By order issued November 10, 1997, the FERC denied all requests for stay of the September 10 order, but stated that it needed more time to consider the issues raised by Plains and PPOC and other parties in their requests for rehearing of that order. There is no deadline for a FERC ruling on the rehearing requests.

    Effective October 1, 1984, K N Energy, Inc. ("K N") assigned producing gas properties in Kansas to its then subsidiary, Plains Petroleum Company ("Plains"). Plains sold the gas produced from those properties to K N and received the MLP plus reimbursement for Kansas ad valorem taxes. On September 13, 1985, Plains was "spun-off" to K N's shareholders, but Plains continued to sell its Kansas gas production to K N. Effective December 1, 1986, Plains assigned these properties to its subsidiary, Plains Petroleum Operating Company ("PPOC"), and PPOC assumed the obligation to sell the production to K N at the MLP plus reimbursement for ad valorem taxes. Beginning January 1, 1987, PPOC's sales to K N were made pursuant to FERC Order 451 and, therefore, PPOC's receipt of ad valorem tax reimbursement did not cause it to receive payment in excess of the MLP. On July 18, 1995, Plains and PPOC became subsidiaries of the Company.

    Plains and PPOC are participating in the FERC adjustment proceedings seeking waiver of interest on the ad valorem tax refund. In addition, Plains and PPOC have requested the FERC to rule that K N should be responsible for all Kansas ad valorem tax reimbursement refunds attributable to the period October 1, 1984 through September 13, 1985. FERC has yet to rule on this matter definitively. Further, Plains and PPOC will seek to recoup from royalty and overriding royalty owners and parties to certain net profit agreements a portion of the amount to be refunded. To the extent Plains and PPOC are unable to recover refund amounts from royalty and overriding royalty interest owners, they may seek pursuant to the FERC's September 10, 1997 order, individual relief with respect to those unrecoverable amounts. In light of the unresolved issues and the motions currently pending before FERC, the ultimate amount Plains and PPOC will be required to refund cannot be presently quantified, however this refund is presently not anticipated to have a material adverse effect upon the Company.

                         BARRETT RESOURCES CORPORATION
                     For the Quarter and Nine Months Ended
                               September 30, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1997, total assets increased $179.8 million, or 31 percent, to $756.7 million as compared with total assets of $576.9 million at December 31, 1996. Cash and short term investments decreased $.6 million to $13.9 million, working capital decreased $12.7 million to a negative $1.3 million and net property and equipment increased $174.2 million to $661.5 million. During the nine month period, the Company invested in oil and gas properties in its areas of activity, which increased both property and equipment and long-term debt.

    Operating cash flows before working capital adjustments totaled $79.5 million for the nine month period ended September 30, 1997 compared with $57.5 million for the comparable period in 1996. After working capital adjustments, cash flow provided by operations increased by $30.9 million to $93.6 million as compared with the same nine month period in 1996.

    Capital expenditures of $236.0 million, including non-cash transactions involving issuance of common stock and assumption of debt, for the nine month period increased $80.3 million over the same period in 1996. These expenditures, funded by operating cash flows and borrowings, consisted principally of drilling and development activities of oil and gas properties. Of these capital expenditures, approximately 36 percent was invested in the Rocky Mountain Region, 18 percent in the Mid-Continent Region and 37 percent in the Gulf of Mexico Region.

    The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies.

    The Company's operating results are directly affected by oil and gas prices. Oil and gas prices also affect the reserve values used in determining the "ceiling test" limitation for the Company's capitalized oil and gas property costs accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to current expense. Sales prices of the Company's oil and gas production have declined since December 31, 1996. A further decline in oil and gas sales prices could possibly result in the recognition of an impairment expense in future periods.

EXPLORATION AND DEVELOPMENT ACTIVITIES

    During the first nine months of 1997, the Company drilled and completed a total of 82 wells of which 59 were gas wells, 10 were oil wells and 13 were dry holes. The Company was drilling or waiting on completion on an additional 54 wells at the end of September. Following is a description of significant activities.

ROCKY MOUNTAIN REGION

    In the Wind River Basin, following the August approval of its Environmental Impact Statement, the Company has resumed its development drilling program of various gas bearing horizons in the Cave Gulch area in Wyoming. An exploratory deep test to the Madison formation is also underway. The Company currently has four drilling rigs and three completion rigs operating in the Cave Gulch area.

    The Company is continuing to operate four drilling rigs in the Piceance Basin area and plans to continue this level of activity through 1998. For the first nine months, the Company has successfully drilled and completed 23 gas wells in this Basin. To facilitate increases in production from the Piceance Basin area, the Grand Valley Gathering System is being expanded and additional compression facilitates are being installed. The 1997 expansion is scheduled to commence operations in mid-November. Further expansion is scheduled for late 1998 to accommodate additional production resulting from the four rig drilling program.

    In late October, the Company entered into a joint development agreement with an industry partner for the development of coal bed methane reserves in the Powder River Basin in northeast Wyoming. The Company has a 50 percent working interest in the project.

    The Company has made a strategic decision to divest itself of its properties and interests in the Uinta Basin, contingent on receiving an acceptable price, so that the Company can focus on its core areas elsewhere in the Rocky Mountains, the Mid-Continent and the Gulf of Mexico. During the first nine months of 1997, the Company's activity in the Uinta Basin has consisted of recompleting seven wells in the Brundage Canyon Field and 14 wells in the Altamont-Bluebell Field.

MID-CONTINENT REGION

    For the nine month period in the Mid-Continent Region, the Company participated in drilling 88 wells, of which 75 are producing and 13 were unsuccessful.

    The Company's exploration activity for the Anadarko Basin has been concentrated in the Cement field, the Mountain View area, the Carnegie area, the Mountain Front Granite Wash, and the Sayre and North Carter areas. Earlier this year, the Company participated in the drilling of a discovery well in a new field in the Mountain View area. Four offset wells have been drilled to date resulting in three successful producing wells and one dry hole.

GULF OF MEXICO

    For the nine month period, the Company has participated in the drilling of nine successful gas wells, three oil wells and five dry holes. Two wells are currently drilling. The Company is currently producing 26.5 million cubic feet of natural gas equivalent per day net to the Company and 16 wells are scheduled to be placed on production in late 1997 or early 1998. The Company currently has working interests in 54 offshore blocks and, pending Minerals Management Service approval of all of the Company's apparent high bids on seven blocks in the West Gulf of Mexico sale held in August 1997, the Company will have an interest in 61 offshore blocks.

INTERNATIONAL - PERU

    The 1997 seismic program for Block 67 in the country of Peru was completed, processed and interpreted in the third quarter. Four lead areas have been identified as drillable prospects. The Company expects to commence construction of its first test well location by mid-December, subject to partner consent and final approval of its environmental impact and management statement, which is scheduled for a public hearing in mid-November and is anticipating drilling of this test well will begin in the second quarter of 1998. The Company currently owns a 45 percent interest in Block 67.

RESULTS OF OPERATIONS

    For the third quarter ended September 30,1997 net income of $4.6 million or $.14 per share was $2.3 million lower than net income of $6.9 million or $.22 per share in the third quarter 1996. The decrease in net income is attributable to increases in depreciation, depletion and amortization expense, lower crude oil prices and higher interest costs. These factors were partially offset by increased gas and oil production revenues resulting from higher production volumes and increased gas trading activities. Net income for the nine months ended September 30, 1997 was $18.9 million or $.59 per share, an increase of $1.9 million over net income of $17.0 million or $.62 per share for the first nine months of 1996.

    Total revenues for the third quarter of 1997 were $89.2 million, up 92 percent compared to $46.3 million for the same period in 1996. For the nine months ended September 30, 1997, total revenues were $236.9 million as compared to $136.1 million for the comparable 1996 period. Higher production and trading revenues were the primary factors contributing to the third quarter and nine month total revenue increases.

    Production revenues for the third quarter of 1997 increased 22 percent from $37.8 million in 1996 to $46.3 million. For the nine months ended September 30, 1997, production revenues were up 41 percent to $144.1 million compared with revenues of $102.4 million for the same period in 1996.

    Production revenues and related volumes and average prices during the periods presented were as follows:

                                   Quarter Ended        Nine Months Ended
                                   September 30,          September 30,
                                 -----------------     ------------------
                                   1997     1996         1997      1996
                                 -------   -------     --------  -------
    Gas Revenues (000's)         $36,605   $27,793     $113,115  $76,415
    Gas Production (Bcf)            19.8      15.5         55.8     44.1
    Average Price per Mcf        $  1.84   $  1.80     $   2.03  $  1.73

    Oil Revenues (000's)         $ 9,737   $10,045     $ 31,005  $25,997
    Oil Production (Mbbls)           586       511        1,722    1,397
    Average Price per Barrel     $ 16.62   $ 19.66     $  18.01  $ 18.61

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; Mbbls = thousand barrels)

     With a 28 percent increase in production volumes and a two percent increase in average gas prices, third quarter gas revenues increased 32 percent as compared with the same period in 1996. A 27 percent increase in production volumes accompanied by a 17 percent increase in average gas prices resulted in a 48 percent increase in gas revenues for the nine month period ended September 30, 1997 over same period in 1996.

     Third quarter 1997 oil revenues were three percent below the same period in 1996. This decrease is directly attributed to a 15 percent decrease in average oil prices offset, in part, by a similar increase in production volumes. Oil revenues increased 19 percent for the first nine months of 1997 as compared with 1996 due principally to a 23 percent increase in production volumes. Oil prices for the nine month periods averaged three percent lower in 1997 than 1996.

     To reduce its exposure to volatile oil and gas price fluctuations, the Company enters into hedging arrangements, principally swaps and options, for both trading and producing activities. Gains or losses on these hedging arrangements are generally offset by opposite changes in the realized price of natural gas and crude oil and are recognized in revenues for the periods to which the hedge relates. As of September 30, 1997, the Company held positions to hedge its gas production for the fourth quarter of 1997 of 2.7 Bcf and for the years of 1998 of 17.1 Bcf, 1999 of 19.2 Bcf, 2000 of 20.8 Bcf, 2001 of 21.0 Bcf, 2002 of 22.5 Bcf and 2003 of 3.7 Bcf.

     For the quarter ended September 30, 1997, revenues from trading activities were $42.0 million on 25.8 Bcf of gas compared to $7.7 million on 5.8 Bcf of gas for the same period in 1996. The associated costs of trading increased to $40.7 million from $7.0 million. The gross margin from trading activities was $1.3 million and $0.7 million for the respective quarters ended September 30, 1997 and 1996. The gross margin from trading activities for the first nine months of 1997 was $2.9 million on 50.0 Bcf with revenues of $89.6 million compared to a gross margin of $2.1 million on 23.5 Bcf with revenues of $30.1 million for the first nine months of 1996.

     Per unit production costs averaged $.55 and $.64 per Mcfe produced for the third quarter and nine months ended September 30, 1997, respectively, compared with $.67 and $.65 per Mcfe produced for comparable periods in 1996, respectively.

     Depreciation, depletion and amortization increased to $18.3 million from $11.6 million for the quarter and to $50.2 million from $31.9 million for the nine month period. These increases are attributed to a 26 percent increase in equivalent production and higher depletion rates. For the nine month period ended September 30, 1997 and 1996, depletion on oil and gas production was recorded at $.72 and $.58 per Mcfe, respectively.

     Interest expense increased from $17,000 to $3.4 million for the quarter and from $3.2 million to $8.7 million for the nine month period. Increases are directly attributed to higher debt levels.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 78 percent of the Company's production revenue for the first nine months of 1997. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

     --------------------------------------------------------------------------

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

                             PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          KANSAS AD VALOREM TAX

          The Natural Gas Policy of 1978 ("NGPA") permitted producers to receive from the gas purchaser reimbursement of "severance, production or similar taxes" on top of the regulated maximum lawful price ("MLP") permitted under the NGPA. For a number of years the Federal Energy Regulatory Commission ("FERC") and its predecessor, the Federal Power Commission, had ruled that the Kansas ad valorem tax was similar to a severance tax and, therefore was properly payable under the NGPA to a producer. Following an adverse court decision, FERC reversed its earlier ruling, finding that the Kansas ad valorem tax was not similar to a severance tax and, therefore, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP. However, FERC determined that its later ruling should only apply to natural gas sold after June 1988. In August 1996, the United States Court of Appeals for the District of Columbia Circuit upheld the FERC's ruling that the Kansas ad valorem tax was not similar to a severance tax, but the Court of Appeals reversed the FERC's decision as to the effective date. Specifically, the Court of Appeals held that, beginning with October 4, 1983 natural gas production, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP and, therefore, must refund the ad valorem taxes it so collected as an add-on to the MLP. On May 12, 1997, the United States Supreme Court declined to review the Court of Appeals decision. Various petitions for adjustments were filed with FERC requesting, among other things, that FERC waive all interest which otherwise might be due on the ad valorem taxes to be refunded. On September 10, 1997, FERC issued an order denying the waiver of interest. FERC's order also established certain refund procedures, including a requirement that pipelines send producers a statement of refunds on November 10, 1997.
          Requests for rehearing, clarification and stay of the September 10 order have been filed. By order issued November 10, 1997, the FERC denied all requests for stay of the September 10 order, but stated that it needed more time to consider the issues raised by Plains and PPOC and other parties in their requests for rehearing of that order. There is no deadline for a FERC ruling on the rehearing requests.

          Effective October 1, 1984, K N Energy, Inc. ("K N") assigned producing gas properties in Kansas to its then subsidiary, Plains Petroleum Company ("Plains"). Plains sold the gas produced from those properties to K N and received the MLP plus reimbursement for Kansas ad valorem taxes. On September 13, 1985, Plains was "spun-off" to K N's shareholders, but Plains continued to sell its Kansas gas production to K N. Effective December 1, 1986, Plains assigned these properties to its subsidiary, Plains Petroleum Operating Company ("PPOC"), and PPOC assumed the obligation to sell the production to K N at the MLP plus reimbursement for ad valorem taxes. Beginning January 1, 1987, PPOC's sales to K N were made pursuant to FERC Order 451 and, therefore, PPOC's receipt of ad valorem tax reimbursement did not cause it to receive payment in excess of the MLP. On July 18, 1995, Plains and PPOC became subsidiaries of the Company.

          Plains and PPOC are participating in the FERC adjustment proceedings seeking waiver of interest on the ad valorem tax refund. In addition, Plains and PPOC have requested the FERC to rule that K N should be responsible for all Kansas ad valorem tax reimbursement refunds attributable to the period October 1, 1984 through September 13, 1985. FERC has yet to rule on this matter definitively. Further, Plains and PPOC will seek to recoup from royalty and overriding royalty owners and parties to certain net profit agreements a portion of the amount to be refunded. To the extent Plains and PPOC are unable to recover refund amounts from royalty and overriding royalty interest owners, they may seek pursuant to the FERC's September 10, 1997 order, individual relief with respect to those unrecoverable amounts. In light of the unresolved issues and the motions currently pending before FERC, the ultimate amount Plains and PPOC will be required to refund cannot be presently quantified, however this refund is presently not anticipated to have a material adverse effect upon the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) The following Exhibit is filed as part of this Quarterly Report on form 10-Q:

               27.  Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                      SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARRETT RESOURCES CORPORATION


November 12, 1997                      By /s/ Paul M. Rady
                                         -------------------------------
                                          Paul M. Rady
                                          CEO - President


November 12, 1997                      By /s/ J. Frank Keller
                                         -------------------------------
                                          J. Frank Keller
                                          Chief Financial Officer