Form 10-K405
period 1997-12-31
BARRETT RESOURCES CORP
filed 1998-03-10
CIK 351993

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                       FOR YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NO. 1-13446

                         BARRETT RESOURCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              84-0832476
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
 1515 ARAPAHOE STREET, TOWER 3, SUITE
         1000 DENVER, COLORADO                          80202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (303) 572-3900
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
  --------------------------------          -----------------------------
     COMMON STOCK ($.01 PAR VALUE)             NEW YORK STOCK EXCHANGE
    PREFERRED STOCK PURCHASE RIGHTS            NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                    (NONE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 3, 1998, the Registrant had 31,417,828 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $956,112,713. This calculation is based upon the closing sale price of $31.5625 per share for the stock on March 3, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                        PAGE
 ----                                                                        ----
                                        PART I
  1 and 2. Business and Properties........................................     1
  3.       Legal Proceedings..............................................    17
  4.       Submission of Matters to Vote of Security Holders..............    18

                                       PART II

  5.       Market for the Registrant's Common Stock and Related Security
           Holders Matters ...............................................    19
  6.       Selected Financial Data .......................................    19
  7.       Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    19
  8.       Financial Statements and Supplemental Data ....................    24
  9.       Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures .........................................    24

                                       PART III

 10.       Directors and Executive Officers of the Company................    25
 11.       Executive Compensation ........................................    29
 12.       Security Ownership of Certain Beneficial Owners and
           Management.....................................................    33
 13.       Certain Relationships and Related Transactions ................    34

                                       PART IV

 14.       Exhibits, Financial Schedules, and Reports on Form 8-K ........    35

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

OIL AND GAS EXPLORATION AND DEVELOPMENT

  Barrett is an independent natural gas and crude oil exploration and production company with core areas of activity in the Rocky Mountain Region of Colorado, Wyoming and Utah; the Mid-Continent Region of Kansas, Oklahoma, New Mexico and Texas; and the Gulf of Mexico Region of offshore Texas and Louisiana. At December 31, 1997, the Company's estimated proved reserves were
963.2 Bcfe (88% natural gas and 12% crude oil) with an implied reserve life of
10.7 years based on 1997 total production of 90 Bcfe.

  The Company concentrates its activities in core areas in which it has accumulated detailed geologic knowledge and developed significant management expertise. The Company continues to build on its interests in the Piceance Basin in northwestern Colorado, the Anadarko and Arkoma Basins in Oklahoma, the Wind River Basin in Wyoming and the Gulf of Mexico. The Company also has significant interests in the Hugoton Embayment in Kansas and Oklahoma, the Permian Basin in Texas and New Mexico, the Powder River Basin in Wyoming and the Uinta Basin of northeastern Utah. At December 31, 1997, these principal areas of focus represented approximately 96% of the Company's estimated proved reserves.

  The Company continues to experience significant growth in its proved reserves, production volumes, revenues and cash flow, particularly in the Wind River, Piceance, Anadarko, Arkoma and Uinta Basins. The Company currently is pursuing development projects in the Wind River, Piceance, Anadarko and Arkoma Basins, and exploration projects in the Wind River and Anadarko Basins, the Gulf of Mexico and the Republic of Peru. The Company's average net daily production increased to 247 MMcfe for the year ended December 31, 1997 from 198 MMcfe for the year ended December 31, 1996.

  As of December 31, 1997, the Company owned interests in 2,541 producing wells and operated 1,368 of these wells. These operated wells contributed approximately 81% of the Company's natural gas and oil production for the year ended December 31, 1997. The Company also owns interests in and operates a natural gas gathering system, a 27-mile pipeline and a natural gas processing plant in the Piceance Basin.

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

EMPLOYEES AND OFFICES

  The Company currently has 207 full time employees, including 12 officers (five of whom are geologists and three of whom are petroleum engineers), 14 geologists, six geophysicists, 15 engineers, one environmental manager, 13 landmen, four district managers, one operations superintendent, and administrative, clerical, accounting and field operations personnel, none of whom is represented by organized labor unions.

  The Company's executive offices are located at 1515 Arapahoe Street, Tower 3, Suite 1000, Denver, Colorado 80202, and its telephone number is (303) 572-3900. The Company maintains regional offices in Tulsa, Oklahoma and Houston, Texas.

CORE AREAS OF ACTIVITY

  The following table sets forth certain information concerning these core areas of activity:

                                                                 AVERAGE DAILY
                               ESTIMATED PROVED ESTIMATED PROVED PRODUCTION FOR
                                 RESERVES AT      RESERVES AT      YEAR ENDED
                                 DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
        BASIN OR FIELD               1996             1997            1997
        --------------         ---------------- ---------------- --------------
                                    (BCFE)           (BCFE)         (MMCFE)
   Rocky Mountain Region
     Wind River...............       96.8            118.4            55.0
     Piceance.................      201.0            339.6            45.5
     Powder River.............       32.1             24.2            16.5
     Powder River-CBM.........          0             18.7             1.4
     Green River..............       14.8              9.8             1.9
     Uinta ...................       92.2             82.3            10.0
   Mid-Continent Region
     Arkoma...................       26.5             28.8            13.7
     Anadarko.................       17.6             33.8            20.3
     Hugoton Embayment........      240.4            195.8            45.6
     NE Colorado-Niobrara.....       25.3             23.6             4.3
     Permian..................       31.8             20.9            12.4
   Gulf of Mexico Region......       23.8             59.2            18.4
   Other Natural Gas and Oil
    Activities(1).............       12.1              8.0             1.7
                                    -----            -----           -----
       Total..................      814.3            963.2           246.7
                                    =====            =====           =====

--------
(1) The only significant property in this category is the Meeteetse Field in the Big Horn Basin, Wyoming.

ROCKY MOUNTAIN REGION

  WIND RIVER BASIN. In 1994, following its major natural gas discovery in the Cave Gulch Field, the Company began a focused exploration program in the Wind River Basin of Central Wyoming, particularly along the Owl Creek Thrust fault.

  Cave Gulch Area. In August 1994, the Company drilled the Barrett #1 Cave Gulch Federal Unit well and discovered a significant natural gas field in the Fort Union and Lance Sandstones below the Owl Creek Thrust. Since August 1994, the Company has acquired additional interests in the area and currently owns working interests ranging from 5% to 100% in 17,283 gross leasehold acres, constituting 10,478 net leasehold acres in the Cave Gulch area, including a 94% working interest in the 440 acre Cave Gulch Federal Unit covering the Fort Union and Lance Sandstones.

  In August 1997, the Bureau of Land Management ("BLM") completed an Environmental Impact Statement ("EIS") for the greater Cave Gulch area by signing a Record of Decision ("ROD") that allowed operators to continue with drilling and completion operations. Subsequent to the signing of the ROD, the Company drilled five successful Lance wells, and unsuccessfully attempted a Frontier Formation completion in a wellbore purchased from a prior operator. Through December 1997, the Company has operated and completed a total of 18 Lance wells (17 producing and 1 shut-in), drilled 2 additional Lance wells that are waiting on completion and has one producing Mesaverde well and one producing Frontier well.

  In February 1997, the Company reached a total depth of 19,106 feet on the Cave Gulch #16 deep test well, which was drilled to test the Frontier, Muddy, Lakota, Morrison and Sundance Formations. The well encountered these formations approximately 1,100 feet structurally updip (high) to the productive zones in four offset gas wells, three of which have produced from the Frontier Formation, and the fourth of which has produced from the Muddy, Lakota, Morrison and Sundance Formations. In August 1997, the Cave Gulch #16 well was completed in the Third Frontier Sandstone with a stabilized flow rate of 10.2 MMCFD of gas. It is currently producing 5.5 MMCFD. Two Frontier zones and one Muddy zone still remain behind pipe. The Company owns an 85.3% working interest in this well.

  In September 1997, the Company began drilling a deep development well and an ultradeep exploratory well. The first of those, the Cave Gulch Federal 1-29 LAK, spud in September 1997 to drill to 18,625 feet as a Frontier-Muddy-Lakota development test. While drilling at a depth of 18,175 feet, a gas flow was encountered. With the assistance of expert well and pressure control personnel, the well was placed on production on February 20, 1998. It is currently producing at the rate of 30 MMCF of natural gas per day. It is the Company's intent to continue this production until the pressures in the well decrease sufficiently to allow reentry into the well. The second well, the Cave Gulch Federal 3-29 MAD, also spud in September 1997 as an exploratory test to drill to 21,300 feet to test the Mississippian Madison Formation. The Company owns a 70% working interest in the Cave Gulch Federal 1-29 LAK test and a 97% working interest in the Cave Gulch Federal 3-29 MAD test.

  Two interstate pipelines serving the Cave Gulch area completed expansions during 1997 that increased take-away capacity from the area. Subsequent to the signing of the ROD, the Company installed a centralized compressor and wet gas conditioning facility on its gathering system, which enables the Company to transport increased volumes of gas to the interstate pipelines.

  Owl Creek Thrust. The Company continues to evaluate additional exploration prospects in the Owl Creek Thrust, along the northern margins of the Wind River Basin. In July 1997, the Company entered into a definitive Exploration and Area of Mutual Interest Agreement with an oil and gas industry partner to explore for oil and gas along the Owl Creek Thrust. The partner was assigned 45% of the Company's interest in 77,127 net acres. To date, the Company has participated in two exploratory tests that were plugged and abandoned. Additional exploratory tests are planned for 1998.

  At December 31, 1997, the Wind River Basin represented 12% of the Company's estimated proved reserves, and 22% of the Company's total 1997 production. In 1998, the Company intends to spend 19% of its capital expenditure budget in the Wind River Basin for development, leasehold acquisition, seismic surveys and exploration, including participating in the drilling of up to 10 wells.

  PICEANCE BASIN. The Piceance Basin of northwestern Colorado is a core operating area for the Company and will continue to be very prominent in the Company's capital spending plans. The Company's activities in the Piceance Basin are conducted primarily in three fields: Parachute, Rulison and Grand Valley.

  The Company's drilling activities in the Piceance Basin primarily target the lenticular sandstones of the Williams Fork Formation of the Mesaverde Group. The Company drilled its first well in the Piceance Basin in 1984, and as of December 31, 1997, the Company owned interests in 365 wells and operated 333 of these wells.

  In November 1996, the Company requested and received approval from the Colorado Oil and Gas Conservation Commission ("COGCC") for two four-well pilot drilling programs on 20-acre well density in the Rulison and Grand Valley Fields. On January 8, 1998, the Company gained approval from the COGCC for 20-acre well density on 2,830 net acres, approximately 4% of its net acreage, in the Piceance Basin. This COGCC approval allows for 107 additional 20-acre infill locations associated with the approved acreage.

  In April 1997, the Company acquired from a third party additional interests in the Piceance Basin, increasing the Company's average working interest to 62% in the Piceance Basin properties.

  At December 31, 1997, the Piceance Basin represented 35% of the Company's estimated proved reserves, and 18% of the Company's total 1997 production. The Company is currently operating four drilling rigs in the Basin. In 1998, the Company intends to spend 17% of its capital expenditure budget in the Piceance Basin for development and exploration, including participating in drilling up to 58 wells and 25 recompletions.

  Grand Valley Gathering System. In 1985, the Company's wholly owned subsidiary, Bargath, Inc., designed and constructed a gathering system in the Grand Valley Field to transport natural gas from certain of the Company's wells to Questar Pipeline Corporation's interstate pipeline. This gathering system subsequently has been expanded to approximately 150 miles, and a 16-inch, 27-mile pipeline has been added. Through three acquisitions in 1996, the Company increased its ownership interest in this system to 64%. As of December 31, 1997, the Grand Valley Gathering System was connected to 275 producing natural gas wells. The system now has the flexibility to deliver natural gas to three interstate pipelines and one intrastate pipeline. In December 1994, the Company completed the construction of a 90 MMcf per day natural gas processing plant to extract liquid hydrocarbons from the natural gas stream. In 1997, the Company looped the main 8-inch pipeline adding 20 miles of new 16-inch pipeline and associated compression. Following these improvements and depending on the take-away capacity from time-to-time of these four pipeline systems, the gathering system has the capability of delivering over 150 MMcf of gas per day.

  UINTA BASIN. As an extension of its Piceance Basin operations, the Company entered the Uinta Basin of Duchesne and Uintah Counties, in northeastern Utah, in 1995. The Douglas Creek Arch separates the Uinta Basin from the Piceance Basin.

  Brundage Canyon Field. Beginning in December 1995, the Company made acquisitions in the Brundage Canyon Field. As a result of these acquisitions and new drilling, the Company currently owns working interests ranging from 75% to 100% in 32 producing wells, a gathering and transmission system, and 35,610 gross acres, covering approximately 34,854 net acres, all of which are on the Ute Indian Reservation. Wells in this field produce primarily from multiple sandstone reservoirs of the lower Green River Formation at depths averaging 5,500 feet.

  Altamont-Bluebell Field. The Altamont-Bluebell Field complex, which includes the Cedar Rim area, covers a large portion of the northern Uinta Basin. In 1996, the Company acquired, through a number of transactions, working interests ranging from 25% to 100% in 159 producing wells and in approximately 107,669 gross and 88,427 net acres of leasehold interests. The Company's production in this area is predominantly from the multiple sandstone reservoirs in the Wasatch Formation, which are found at an average depth of 12,000 feet. Also productive in the field are the upper, lower, and middle portions of the Green River Formation at depths of 5,000 to 7,000 feet.

  In January 1997, the Company acquired additional interests in this field consisting of 16 non-operated wells, with an average working interest of 42%, together with approximately 10,000 gross and 4,600 net acres of leasehold interests.

  At December 31, 1997, the Uinta Basin represented 9% of the Company's estimated proved reserves, and 4% of the Company's total 1997 production. In 1997, the Company completed 20 wells as part of a recompletion/restimulation program, and drilled 11 wells as development and extension wells in the Uinta Basin.

  In the second half of 1997 the Company attempted to divest its Uinta Basin properties, but did not obtain an acceptable purchase offer. In 1998, capital spending in the Basin will be less than $1 million.

  POWDER RIVER BASIN. The Powder River Basin in Wyoming is primarily an oil province, with production from Cretaceous and Permian Age Formations. One of the reservoir targets in this Basin is the Permian Minnelusa Formation. This Basin contributes approximately 40% of the Company's daily oil production.

  On September 12, 1997, the Company completed a Minnelusa Upper "B" Sand well that was drilled, based on 3-D seismic, as an extension to the Bracken Minnelusa Unit in Campbell County. Since its completion, this well has produced over 50,000 barrels of oil, with a current production rate of approximately 268 BOPD. The results of this well confirm that the reservoir is larger than previously mapped and additional drilling, based on newly acquired 3-D seismic, is planned for 1998. The Company owns an 84% working interest in this well.

  On May 9, 1997 the Company completed a Minnelusa "A" Sand exploratory well, the Hoffman #13-31, north of the Halverson Field in Campbell County. This well is currently producing approximately 252 BOPD and since being completed has produced over 95,000 barrels of oil. The Company owns a 54% working interest in this well. It is anticipated that a newly acquired 3-D seismic survey will delineate additional "A" Sand development locations.

  In October 1997, the Company entered into a joint development agreement with another party to participate, with a 50% working interest, in a coal bed methane project covering approximately 250,000 gross acres located north and south of Gillette, Wyoming. The joint venture includes an area of mutual interest ("AMI") covering 2.1 million acres of potential prospectivity. The coal seams lie 500-1,500 feet below the surface and, therefore, the cost to drill and complete these wells is low. In addition to the acreage in the joint venture, the Company has obtained an interest in 224 existing wells, approximately 130 of which are producing at a combined rate of 24 MMCFD. An additional 42 wells are currently dewatering, while the remaining 52 wells are awaiting completion or pipeline hook-up. In addition, within the existing AMI, the Company has acquired a 50% interest in 32,000 gross acres in the Hilight Area, located in Campbell County, Wyoming, along with an interest in the existing Muddy formation oil production from the four waterfloods that comprise the field.

  At December 31, 1997, the Powder River Basin represented 4% of the Company's estimated proved reserves and 7% of the Company's total 1997 production. In 1998, the Company intends to spend 7% of its capital expenditure budget in the Basin.

MID-CONTINENT REGION

  ARKOMA BASIN. In 1997, the Company participated in the drilling of 18 wells, in four areas of the Arkoma Basin in Oklahoma: South Panola, Retherford, Wilburton, and Alderson. Of the 18 gas wells drilled, 14 were completed as producers and four were dry holes. Due to the complex structure and overlapping nature of the rock formations, the Company has been using, and will continue to use, 3-D seismic surveys extensively in the Arkoma Basin in Oklahoma.

  At December 31, 1997, the Arkoma Basin represented 3% of the Company's estimated proved reserves and 6% of the Company's total 1997 production. The Company intends to spend 2% of its 1998 capital expenditure budget for drilling 11 wells, seismic surveys and land acquisitions.

  ANADARKO BASIN. In 1997, the Company participated in the drilling of 59 wells in the Anadarko Basin with working interests ranging from 1% to 100%. Of the 59 gas wells drilled, 41 wells completed as producers and 18 were dry holes. The Company has become increasingly active in the Mountain Front Granite Wash and Springer plays, and is currently acquiring 3-D seismic to help evaluate its substantial acreage position.

  At December 31, 1997, the Anadarko Basin represented 4% of the Company's estimated proved reserves, and 8% of the Company's total 1997 production. The Company plans to spend 11% of its 1998 capital expenditure budget in the Anadarko Basin for development and exploration drilling of up to 45 wells, leasehold acquisitions and seismic surveys.

  HUGOTON EMBAYMENT. The third largest producing area for the Company is the Hugoton Embayment, which is one of the largest natural gas producing areas in the United States. It is located in southwest Kansas, the Oklahoma panhandle and the Texas panhandle. The Company produces natural gas from three fields in the Hugoton Embayment: the Hugoton, the Guymon-Hugoton and Panoma Fields.

  Hugoton and Guymon-Hugoton Fields. In the Hugoton and Guymon-Hugoton Fields, the Company has working interests in 378 gross wells and operates 323 of them. The Hugoton and the Guymon-Hugoton Fields produce from the Chase Formation. Eleven wells were drilled in the Hugoton Field in 1997, nine of which have been placed on production and two are awaiting completion.

  Panoma Field. Panoma is the field designation for natural gas produced from the Council Grove Formation, a formation beneath the Chase Formation. The Council Grove Formation has similar reservoir rocks as the Chase Formation, however, the productive limits are not as extensive. Presently, the Company has a working interest in 56 gross Panoma wells and operates 52 of those wells. Two Panoma wells were drilled in 1997, one of which was unproductive in the Council Grove Formation and is currently being completed as a Hugoton infill (Chase) well. The other well is being completed in the Council Grove Formation.

  Natural Gas Sales Agreement. The majority of the Company's natural gas production from the Hugoton and Panoma Fields is sold under a long-term contract (life-of-field) to KN Gas Supply Services, Inc. ("KNGSS"). Among other things, this contract provides for annual re-determination of the price the Company is to receive. In 1997, the price was calculated each month by using the average of four Mid-Continent index prices less a variable amount ranging from $0.11 for an average index price less than $0.75 to a maximum of $0.20 for an average index price of $2.26 or higher per MMBtu. The volume of natural gas for which the Company receives payment is reduced by one percent of the volume as an in-kind fuel charge for moving the natural gas. By a letter agreement dated December 18, 1997, natural gas sold under this contract between January 1, 1998 and December 31, 2000 will be priced in the same manner as in 1997.

  Net Profit Agreements. The Company produces natural gas in the Guymon-Hugoton Field and the nearby Camrick Field under a Dry Gas Agreement with Chevron U.S.A. Inc. ("Chevron"). This agreement allows the Company to expend funds for the operation of the properties (including the cost of drilling wells) and to recoup the funds so expended from current production income. Eighty percent of net operating income generated by the natural gas production (after operational costs are recouped, including the cost of drilling and equipping wells) is then paid to Chevron. As of December 31, 1997, the Company had interests in 56 wells subject to the terms of this agreement. The Company also produces natural gas in the Hugoton and Panoma Fields under various agreements similar to the Chevron agreement, except that net operating income is allocated 15% to the Company and 85% to other parties. At December 31, 1997, the Company had interests in an aggregate of 54 Chase Formation wells and eight Council Grove Formation wells under these other agreements.

  The payments made pursuant to the net profit agreements are treated as lease operating expenses by the Company. Additional or replacement wells drilled on the properties would be operated under the same terms and conditions as existing wells, and would result in the commencement of the 80/20 or 85/15 net operating income allocation after the cost of the new wells is recovered.

  Hugoton Gas Trust Agreement. Natural gas rights established in 1955 to approximately 50,000 acres in Finney and Kearny Counties, Kansas were transferred to Plains by K N on October 1, 1984, subject to a payment of $0.06 per Mcf for natural gas produced from the acreage. Quarterly payments are made by the Company to the Hugoton Gas Trust, a publicly held trust created in 1955. Payments terminate when the estimated gross recoverable natural gas reserves decline to 50 Bcf or less. As of December 31, 1997, the gross proved natural gas reserves attributable to the leases burdened by this agreement were estimated to be 127.1 Bcf. The natural gas payments are treated as lease operating expenses by the Company. At December 31, 1997, the Company had working interests in 196 wells that were subject to these payments. Any additional natural gas wells drilled on this acreage also will be subject to the $0.06 per Mcf payment of natural gas produced.

  At December 31, 1997, the Hugoton Embayment represented 20% of the Company's estimated proved reserves, and 18% of the Company's total 1997 production. The Company intends to spend $1 million in 1998 in the Hugoton Embayment for drilling seven wells and adding compression.

  PERMIAN BASIN. The Permian Basin, located in west Texas and southeast New Mexico, is primarily an oil province. As of December 31, 1997, the Company had an interest in 140 gross wells (114 net wells) located in the Permian Basin. These wells produced approximately 1,248 barrels of oil per day, net to the Company's interests, during 1997. The Company participated in drilling nine gross (4.19 net) wells during 1997.

  At December 31, 1997, the Permian Basin represented 2% of the Company's estimated proved reserves, and 5% of the Company's total 1997 production. The Company intends to spend less than 1% of its 1998 capital expenditure budget in the Permian Basin.

GULF OF MEXICO REGION

  The Company increased Gulf Coast production 281% during 1997, with net daily volumes increasing from 7.5 MMcfed to 28.6 MMcfed at year end 1997. The increased production was due to 15 new wells and 34 acquired wells having been added during the year. Proved reserves increased 123% from 23.6 Bcfe to
52.7 Bcfe.

  The Company participated in drilling 23 wells in the Gulf of Mexico during 1997, resulting in 12 gas wells, three oil wells, six unsuccessful wells, and two wells which were still drilling at year-end. The South Timbalier 146 #1, which the Company operates and owns a 50% working interest in, logged 153 feet of net pay and is scheduled to be placed on production during the second quarter of 1998. The Company participated with a 22.22% working interest in the West Cameron 528 #1 which logged 86 feet of net gas. It is scheduled to be placed on production in June 1998. The Company also participated with a 33.33% working interest in the West Cameron 56 #15, which encountered 78 feet of net gas pay and is scheduled for first sales near the end of the first quarter of 1998. At High Island A-545, the Company owns a 40% working interest in the #2 well, which logged 53 feet of net gas pay. It is scheduled to be completed in the third quarter of 1998.

  The Company currently owns an interest in 126 leases in the Gulf of Mexico, 72 offshore Texas and 54 offshore Louisiana, half of which remain untested. The Company intends to sell down its interest in many of these leases to a level which is more consistent with its overall plan of building a diversified, lower risk portfolio of properties in the Gulf of Mexico.

  During 1997, the Company participated in two Outer Continental Shelf Federal Lease Sales, acquiring 13 blocks at interest levels ranging from 25% to 100%, at a net cost of $17.8 million. Included in these 13 blocks are two deep-water leases in the Garden Banks Area. The Company owns a 25% interest in these two leases. These are the Company's first deep water leases.

  In the fourth quarter of 1997, the Company acquired interests in 56 leases and 34 producing wells in the Gulf of Mexico. The net daily production from these 34 producing wells, at closing, was approximately 8.2 MMcfed. It is believed that a significant portion of the properties included in this acquisition are under-evaluated and, therefore, present further exploration and development opportunities.

  At December 31, 1997, the Gulf of Mexico represented 6% of the Company's estimated proved reserves, and 8% of the Company's total 1997 production. In 1998, the Company intends to spend $43 million, or 23% of its 1998 capital budget, to drill 15 wells.

INTERNATIONAL OPERATIONS

  In late January 1997, the Company entered into an agreement with industry partners that provided the Company with a working interest in Block 67, covering approximately two million gross acres in the Maranon Basin of northeastern Peru. The Company and its partners acquired and interpreted 300 miles of seismic data which confirmed the presence of three prospects. The drilling of at least two exploratory wells will begin in the second quarter of 1998. The Company currently owns a 45% working interest in Block 67. However, the Company has executed an agreement to acquire an additional 15% working interest held by a co-venturer in exchange for 260,938 shares of the Company's common stock. This transaction is currently scheduled to close on March 24, 1998. The Company estimates that its total net cost with a 60% working interest participation in the drilling of three exploratory wells will be approximately $15.4 million in 1998. The Company was designated operator for operations in Block 67 in January 1998.

  In November 1996, the Company obtained, with an industry partner, a license to evaluate, explore and develop Block 55 (A, B, and C), which encompasses approximately 820,000 acres in the Maranon Basin. The Company currently has a 55% working interest in this project and has the right to increase its working interest to 77.5%. In the initial phase of the license, the Company and its partner conducted seismic reprocessing, environmental impact and engineering feasibility studies regarding the viability of developing the Bretana Field, which was discovered in 1974 by another company. A field party mobilized to survey a potential drilling location was unable to locate the original Bretana-1X wellbore. The Company and its partner declared Force Majeure, which was agreed to by Perupetro on August 8, 1997, to allow time to renew efforts to locate the well.

  Pursuant to the licenses for both Block 67 and 55, the Republic of Peru receives a variable royalty payment on production that can range from 18% to 38% based on an investment to revenue ratio. Estimated capital expenditures for international operations for 1998 constitute approximately 12% of the Company's 1998 capital expenditure budget.

CERTAIN DEFINITIONS

  Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60 Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that one barrel of oil is referred to as six Mcf of natural gas equivalent or "Mcfe."

  As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "BOPD" means barrels of oil per day, "MMcfd" means million cubic feet of natural gas per day, "Mcfe" means thousand cubic feet equivalent, "Mcfed" means thousand cubic feet equivalent per day, "MMcfe" means million cubic feet equivalent, and "MMBtu" means million British thermal units, "MMcfed" means million cubic feet equivalent per day, "Bcfe" means billion cubic feet equivalent.

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

PRODUCTION

  The table below sets forth information with respect to the Company's net interests in producing natural gas and oil properties for each of its last three years, respectively:

                                                           NATURAL GAS AND OIL
                                                                PRODUCTION
                                                           --------------------
                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                            1995   1996   1997
                                                           ------ ------ ------
Quantities Produced and Sold
  Natural gas (Bcf).......................................   47.7   60.9   76.6
  Oil and condensate (MMBbls).............................    1.7    1.9    2.2
Average Sales Price
  Natural gas ($/Mcf)..................................... $ 1.47 $ 1.88 $ 2.18
  Oil and condensate ($/Bbl)..............................  15.76  19.51  17.69
Average Production Costs/Mcfe............................. $ 0.60 $ 0.66 $ 0.63

PRODUCTIVE WELLS

  The productive wells in which the Company owned a working interest as of December 31, 1997 are described in the following table:

                                                          PRODUCTIVE WELLS(1)
                                                       -------------------------
                                                        GAS WELLS    OIL WELLS
                                                       ------------ ------------
                                                       GROSS  NET   GROSS  NET
                                                       ----- ------ ----- ------
Rocky Mountain Region
  Wind River..........................................    51  22.92   31    8.77
  Piceance............................................   365 207.88    0    0.00
  NE Colorado-Niobrara................................   125  85.06    0    0.00
  Powder River........................................    18   2.31  374   80.14
  Powder River-CBM....................................   247 120.38    0       0
  Green River.........................................    27  19.07    0       0
  Uinta...............................................     1   1.00  209  180.32
Mid-Continent Region
  Arkoma..............................................   151  34.52    0    0.00
  Anadarko............................................   246  86.50   35   18.86
  Hugoton Embayment...................................   434 367.54    0    0.00
  Permian.............................................    13   9.42  127  105.05
Gulf of Mexico Region.................................    31   9.45    6    2.00
Other.................................................    17  17.24   33    1.53
                                                       ----- ------  ---  ------
  Total............................................... 1,726 983.29  815  396.67
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

DRILLING ACTIVITY

  The following table summarizes the Company's natural gas and oil drilling activities, all of which were located in the United States, during the last three years:

                                                       WELLS DRILLED
                                            ------------------------------------
                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1995        1996         1997
                                            ----------- ----------- ------------
                                            GROSS  NET  GROSS  NET  GROSS  NET
                                            ----- ----- ----- ----- ----- ------
   Development
     Natural gas...........................   88  39.03   94  46.24  224  117.76
     Oil...................................   22  11.68   43  30.48   37   25.04
     Non-productive........................   10   3.51   17   8.03   20   11.28
                                             ---  -----  ---  -----  ---  ------
       Total...............................  120  54.22  154  84.75  281  154.08
                                             ===  =====  ===  =====  ===  ======
   Exploratory
     Natural gas...........................    0   0.00    8   4.05    9    4.19
     Oil...................................    1   0.33    3   1.00    1     .33
     Non-productive........................    8   2.65    6   3.66    8    5.09
                                             ---  -----  ---  -----  ---  ------
       Total...............................    9   2.98   17   8.71   18    9.61
                                             ===  =====  ===  =====  ===  ======

  In addition, the Company was participating in 18 gross (8.29 net) wells, which were in the process of being drilled, at December 31, 1997.

RESERVES

  The table below sets forth the Company's estimated quantities of historical proved reserves, all of which were located in the United States, and the present values attributable to those reserves. These estimates were prepared by the Company. With respect to the reserve estimates as of and prior to December 31, 1995, certain portions were reviewed by Ryder Scott Company, an independent reservoir engineer, and the other portions were reviewed or prepared by Netherland, Sewell & Associates, Inc., an independent reservoir engineer. The estimates as of December 31, 1996 and 1997 were reviewed solely by Ryder Scott Company. The total proved net reserves estimated by the Company were within 10% of those reviewed and estimated by the engineers; however, on a well by well basis, differences of greater than 10% may exist.

                                                             ESTIMATED PROVED
                                                                 RESERVES
                                                          ----------------------
                                                               DECEMBER 31,
                                                          ----------------------
                                                           1995    1996    1997
                                                          ------ -------- ------
                                                          (DOLLARS IN MILLIONS,
                                                            EXCEPT SALES PRICE
                                                                   DATA)
   Estimated Proved Reserves
     Natural gas (Bcf)..................................   513.5    674.9  851.2
     Oil and condensate (MMBbls)........................    13.0     23.2   18.7
       Total (Bcfe).....................................   591.3    814.3  963.2
   Proved developed reserves (Bcfe).....................   489.7    606.3  618.3
   Natural gas price as of December 31 ($/Mcf)..........  $ 1.77 $   3.46 $ 2.19
   Oil price as of December 31 ($/Bbl)..................  $17.35 $  24.12 $15.52
   Present value of estimated future net revenues before
    future income taxes discounted at 10%(1)............  $432.6 $1,121.5 $745.0
   Standardized measure of discounted net cash flows(2).  $309.9 $  764.8 $564.1

--------
(1) The present value of estimated future net revenues on a non-escalated basis is based on weighted average prices realized by the Company of $1.77 per Mcf of natural gas and $17.35 per Bbl of oil at December 31,

   1995; $3.46 per Mcf of natural gas and $24.12 per Bbl of oil at December 31, 1996; and $2.19 per Mcf of natural gas and $15.52 per Bbl of oil at December 31, 1997.
(2) The Standardized measure of discounted net cash flows prepared by the Company represents the present value of estimated future net revenues after income taxes discounted at 10%.

  In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

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

  Reference should be made to "Supplemental Gas and Oil Information" on pages F-20 through F-22 following the Consolidated Financial Statements included in this document for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years. During the past year, the only report concerning the Company's estimated proved reserves that was filed with a U.S. federal agency other than the Commission was filed prior to the Company's merger with Plains, by Barrett and Plains, respectively. This report was the Annual Survey of Domestic Oil and Gas Reserves and was filed with the Energy Information Administration ("EIA") as required by law. Only minor differences of less than 5% in reserve estimates, which were due to small variances in actual production versus year end estimates, have occurred in certain classifications reported in this document as compared to those in the EIA report.

DEVELOPED AND UNDEVELOPED ACREAGE

  The gross and net acres of developed and undeveloped natural gas and oil leases held by the Company as of December 31, 1997 are summarized in the following table. "Undeveloped Acreage" includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                                DEVELOPED        UNDEVELOPED
                                                 ACREAGE         ACREAGE(1)
                                             --------------- -------------------
                                              GROSS    NET     GROSS      NET
                                             ------- ------- --------- ---------
   Rocky Mountain Region
     Wind River.............................  13,889   6,561   120,943    71,309
     Piceance...............................  46,080  28,902   122,143    57,071
     Powder River...........................  84,924  41,647   349,731   125,395
     Green River............................  14,977   5,254    26,517    20,055
     Uinta..................................  84,240  70,004    93,362    77,518
   Mid-Continent Region
     Arkoma.................................  44,749  33,256    35,702    26,050
     Anadarko............................... 123,566  54,688   114,248    62,081
     Hugoton Embayment......................  91,532  85,779         0         0
     Permian................................  20,595  11,010     4,044       978
   Gulf of Mexico Region.................... 164,721  66,040   209,156   131,043
   International............................       0       0 2,867,281 1,371,604
   Other....................................  33,551  26,938    51,218    28,892
                                             ------- ------- --------- ---------
       Total................................ 722,825 430,080 3,994,345 1,971,996
                                             ======= ======= ========= =========

--------
(1) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 3,994,345 gross and 1,971,996 net undeveloped acres, 170,632 gross and 61,624 net acres are held by production from other leasehold acreage.

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

   ACRES EXPIRING                                                GROSS     NET
   --------------                                              --------- -------
   Twelve Months Ending:
     December 31, 1998........................................    43,677  30,227
     December 31, 1999........................................   896,821 511,936
     December 31, 2000........................................ 2,144,595 974,514
     December 31, 2001 and later..............................   723,101 385,939

OVERRIDING ROYALTY INTERESTS

  The Company owns overriding royalty interests covering in excess of 114,913 gross acres. The majority of these overriding royalty interests are within a range of approximately 0.25 to 2.5 percent.

NATURAL GAS AND OIL MARKETING AND TRADING

  The Company markets all of its own natural gas and oil production from wells that it operates. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company. Through these natural gas trading activities, the Company obtains knowledge and information that enables it to more effectively market its own production.

  NATURAL GAS. The Company has entered into a number of gas sales agreements on behalf of itself and its industry partners with respect to the sale of natural gas from its properties in each of the Company's basins. These contracts vary with respect to their specific provisions, including price, quantity, and length of contract. As of December 31, 1997, less than 3% of the Company's production was committed to natural gas sales contracts that had fixed prices or price ceilings. With the exception of two contracts covering approximately 8,100 MMBtu per day of natural gas production from the Piceance Basin through 2011, none of the contracts provides for fixed prices or price ceilings beyond May 1998. The Company believes that it has sufficient production from its properties to meet the Company's delivery obligations under its existing natural gas sales contracts.

  The Company has entered into a series of firm transportation agreements with various Rocky Mountain pipeline companies. At January 1, 1998, these transportation arrangements had terms ranging from seven months to nine years. These transportation agreements provide the Company the opportunity to transport a portion of its Rocky Mountain natural gas production into the Mid-Continent area. These agreements in total provide transportation of approximately 46% of the Company's current daily Rocky Mountain production.

  A majority of the Company's Hugoton and Panoma Fields natural gas production is sold under a long term (life-of-field contract) with KNGSS. The price is calculated each month by using the average of four Mid-Continent index prices less a variable amount ranging from $0.11 per MMBtu for an average index price less than $0.75 to a maximum of $0.20 for an average index price of $2.26 or higher. The volume of natural gas for which the Company receives payment was reduced by one percent of the volume as an in-kind fuel charge for moving the natural gas. By a letter agreement dated December 18, 1997, natural gas sold between January 1, 1998 and December 31, 2000 under this contract will be priced in the same manner as in 1997.

  During the year ended December 31, 1997, there was one natural gas purchaser, KNGSS, which accounted for approximately 8.2% of the Company's total revenues. The Company believes it would be able to locate alternate customers in the event of the loss of this customer.

  The Company has established a Risk Management Committee to oversee its production hedging and trading activities. The Risk Management Committee consists of the President and Chief Executive Officer, the Chief Financial Officer, Senior Vice President--Finance and the Executive Vice President-- Operations. With respect to production hedge transactions, it is the policy of the Company that the Risk Management Committee review and approve all such transactions.

  As a result of its natural gas trading activities, the Company may from time-to-time have natural gas purchase or sales commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company currently attempts to control and manage its exposure to these risks by monitoring and hedging its trading positions as it deems appropriate and by having the Company's Risk Management Committee review significant trades or positions before they are committed to by trading personnel. All fixed price-trading activities are hedged to lock in margins.

  As of December 31, 1997, the Company had entered into financial transactions to hedge approximately 5.64 Bcf of natural gas production for the period from January 1998 through March 1998. In an effort to eliminate price volatility from its Piceance Basin development program, the Company entered into a series of hedges throughout 1997 to hedge an aggregate of 123.5 Bcf of natural gas production from the Rocky Mountain Region for the five-year period from March 1998 through February 2003.

  For the year ended December 31, 1997, revenues from trading activities, which includes the cost of natural gas purchased or sold for trading purposes, were $171.14 million, which constituted 44.7% of the Company's consolidated revenues and generated a gross margin of $5.92 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  OIL AND CONDENSATE. Oil, including condensate production, is generally sold from the leases at posted field prices, plus negotiated bonuses. Marketing arrangements are made locally with various petroleum companies. The Company sells its own oil production to numerous customers. No single customer's total oil purchases represented more than 10% of total Company revenues in 1997. Oil revenues totaled $39.5 million for the year ended December 31, 1997 and represented 10% of the Company's total revenues for that period. The Company does not engage in oil trading activities.

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

  Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes sales by the Company of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract. Congress could reenact price controls in the future. See "--Natural Gas and Oil Marketing and Trading."

  At the U.S. federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act. The Company's natural gas sales are affected by regulation of intrastate and interstate natural gas transportation. In an attempt to promote competition, the FERC has issued a series of orders that have altered significantly the marketing and transportation of natural gas. The effect of these orders has been to enable the Company to market its natural gas production to purchasers other than the interstate pipelines located in the vicinity of its producing properties. The Company believes that these changes have generally improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, the Company has not experienced any material adverse effect on natural gas marketing as a result of these FERC orders; however, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on its future natural gas marketing.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation statements under "Items 1 and 2. Business and Properties-- Core Areas of Activity", "--Reserves", "--Natural Gas and Oil Marketing and Trading", and "--Government Regulation of the Oil and Gas Industry", "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report on Form 10-K and in the "Risk Factors" section of the Company's Prospectus dated February 11, 1997 included in the Company's Registration Statement on Form S-3 (File Number 333-19363). All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report on Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3. LEGAL PROCEEDINGS

PLAINS PETROLEUM TAX CASE

  The Internal Revenue Service (IRS) has examined the federal tax returns of Plains, a subsidiary of Barrett Resources Corporation, for pre-merger calendar years 1991, 1992 and 1993. The IRS issued a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest. The IRS Notice of Deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination. These net operating losses originally had been incurred by companies that were acquired by Tri-Power Petroleum, Inc. which was then acquired by Plains in 1986. For years following 1993, the Company has additional net operating loss carryforwards of approximately $30 million related to the same acquisition.

  Management disagrees with the IRS position. In management's opinion, the federal tax returns of Plains reflect the proper federal income tax liability and the existing net operating loss carryforwards are appropriate as supported by relevant authority. The Company is vigorously contesting these proposed adjustments and believes it will prevail in its positions. In this connection, the Company filed a petition on November 29, 1996 with the United States Court requesting a redetermination of the IRS's Notice of Deficiency. A May 4, 1998 trial date has been set.

KANSAS AD VALOREM TAX REFUND

  The Natural Gas Policy Act of 1978 ("NGPA") permitted producers to receive from the gas purchaser reimbursement of "severance, production or similar taxes" on top of the regulated maximum lawful price ("MLP") permitted under the NGPA. For a number of years the Federal Energy Regulatory Commission ("FERC") and its predecessor, the Federal Power Commission, had ruled that the Kansas ad valorem tax was similar to a severance tax and, therefore, was properly payable under the NGPA to a producer. Following an adverse court decision, the FERC reversed its earlier ruling, finding that the Kansas ad valorem tax was not similar to a severance tax and, therefore, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP. However, the FERC determined that its later ruling should only apply to natural gas sold after June 28, 1988. In August 1996, the United States Court of Appeals for the District of Columbia Circuit upheld the FERC's ruling that the Kansas ad valorem tax was not similar to a severance tax, but the Court of Appeals reversed the FERC's decision as to the effective date. Specifically, the Court of Appeals held that, beginning with October 4, 1983 natural gas production, a producer could not receive Kansas ad valorem tax reimbursement as an add-on to the MLP, and, therefore, must refund the ad valorem taxes it so collected as an add-on to the MLP. On May 12, 1997, the United States Supreme Court declined to review the Court of Appeals decision. Various petitions for adjustments were filed with the FERC requesting the FERC waive all interest which otherwise might be due on the ad valorem taxes to be refunded and certain portions of the principal amount to be refunded. On September 10, 1997, the FERC issued an order denying all requests for waiver of principal and interest. However, the FERC indicated that it will entertain requests by individual producers for adjustment relief from the refund requirement if they can show that the payment of refunds will cause "special hardship, inequity or an unfair distribution of burdens" under the NGPA. The FERC's order also established certain refund procedures, including a requirement that pipelines send producers a statement of refunds by

November 10, 1997. Requests for rehearing, clarification and stay of the September 10 order were filed. By an order issued November 10, 1997, the FERC denied all requests for stay of the September 10 order. On January 28, 1998, the FERC denied the requests for rehearing and clarification.

  On February 4, 1998, Plains received a corrected refund statement for $2.7 million (principal and interest) related to sales to KN Energy, Inc. ("KN") for the years 1986 to mid-1988. Of this amount, approximately, $2.0 million is attributable to Plains' working interest. The balance is attributable to other working interest owners in wells operated by Plains, net profit interest owners and royalty interest owners. In the fourth quarter of 1997, $2.7 million was recorded as a payable, and a receivable of $700,000 was recorded. On March 9, 1998, Plains paid $725,000. The week of March 9, 1998, Plains will place another $1.3 million in escrow pending further orders from the FERC or the appellate courts. The $500,000 attributable to the royalty interest owners, has been retained by Plains, pursuant to the FERC's January 28, 1998 order pending collection from the royalty owners. The FERC has stated that, if a producer is unable to recover the amounts due from the royalty owners, the producer can apply to the FERC for relief from the uncollectible amounts.

  On March 4, 1998, Plains received a second refund statement for $2.85 million (principal and interest) for the 1984-85 period during which Plains was a subsidiary of KN. Plains has initiated a proceeding at the FERC requesting a ruling that KN, not Plains, is responsible for refunding this amount. The FERC has yet to rule on this request. If the FERC denies this request, Plains will be required to refund $2.02 million (plus additional interest accruing after March 9, 1998) of this amount and the balance would be attributable to other working interest, net profit interest and royalty interest owners in Plains' operated wells. Plains would seek to recover this $830,000 from the third parties.

  At December 31, 1997, the Company was a party to certain other legal proceedings, which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion, the liability, individually or in the aggregate, if any, to the Company resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

  (a) Market Information. The Company's common stock is listed on the New York Stock Exchange under the symbol BRR. The range of high and low sales prices for each quarterly period during the two most recent years, as reported by the New York Stock Exchange, is as follows:

     QUARTER ENDED                                                  HIGH   LOW
     -------------                                                 ------ ------
     March 31, 1996............................................... $29.50 $22.00
     June 30, 1996................................................  29.87  22.50
     September 30, 1996...........................................  36.75  28.00
     December 31, 1996............................................  43.00  33.00

     March 31, 1997............................................... $46.00 $29.87
     June 30, 1997................................................  34.37  26.62
     September 30, 1997...........................................  38.93  25.37
     December 31, 1997............................................  41.06  27.93

  On March 3, 1998, the closing price for the Company's common stock was $31.5625 per share.

  (b) Holders. The number of record holders of the Company's common stock as of March 3, 1998, was 3,924.

  (c) Dividends. The Company has not paid any cash dividends since its inception. The Company's credit agreement restricts payment of dividends to amounts that are less than 50 percent of net income. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its common stock will be declared in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain selected financial data of the Company for each of the last five years ended December 31:

                                             YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                     1997     1996     1995      1994     1993
                                   -------- -------- --------  -------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................  $382,600 $202,572 $128,016  $109,458 $106,072
Net income (loss)................    29,261   29,526   (2,240)   11,299   13,666
Per share--assuming dilution.....      0.92     1.02    (0.09)     0.46     0.55
Total assets at the end of each
 period..........................   872,701  576,945  340,412   310,952  243,452
Long-term debt at the end of each
 period..........................   266,437   70,000   89,000    53,000   13,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data", and "Items 1 and 2. Business and Properties--Disclosure Regarding Forward-Looking Statements" of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had cash and short-term investments of $14.5 million, negative working capital of $3.2 million, property and equipment of $747.2 million and total assets of $872.7 million. Compared to December 31, 1996, cash and short-term investments were unchanged, working capital decreased $14.6 million, property and equipment increased $259.9 million, and total assets increased $295.8 million.

  During 1997, the Company generated operating cash flow of $120.1 million before working capital changes, which is $32.3 million greater than the amount generated in 1996. After working capital changes, cash flow provided by operations was $135.4 million, an increase of $46.8 million from 1996.

  As of December 31, 1997 and 1996, respectively, the outstanding balance under the Company's bank credit facility was $100 million and $70 million. The Company's bank credit facility is an unsecured $250 million facility with a consortium of six banks. As of December 31, 1997, the Company's borrowing base was $150 million. The amount of the borrowing base under the bank credit facility at any time is determined by the lenders with reference to the Company's proved reserves and the Company's projected cash requirements. At the time of borrowing funds under the bank credit facility, interest begins to accrue on those funds, at the Company's election, at either the London Interbank Eurodollar Rate (LIBOR) plus a spread ranging from 0.185 percent to
0.625 percent (depending on the Company's senior debt rating and the ratio of the Company's outstanding indebtedness to its earnings before interest, taxes and depreciation, depletion and amortization) or at the United States prime rate of interest. The Company is required to pay interest on a quarterly basis until the entire outstanding balance matures on September 30, 2002.

  In February 1997, the Company completed a public offering of $150 million of 7.55% Senior Notes due 2007 ("Notes"). A portion of the net proceeds from the offering was used to repay in full the then outstanding balance of $85 million of the Company's existing line of credit. The Notes are senior unsecured obligations of the Company ranking equally in right of payment to all existing and future senior indebtedness of the Company. Interest is paid semi-annually on February 1 and August 1 of each year.

  In April 1997, the Company acquired through a subsidiary additional interests in properties located in the Piceance Basin of Colorado. The subsidiary is a limited liability company in which the Company owns a 99 percent interest. In connection with this transaction, the Company issued a put option to the owner of the one percent minority interest of the subsidiary. If exercised, the put obligates the Company to purchase the one percent minority interest in the subsidiary. This put option can be exercised by the holder at any time prior to January 31, 2012. The Company has the right to require the minority interest to sell its interest in the subsidiary to the Company after January 1, 2002 but prior to January 31, 2012. Should either the minority interest or the Company exercise its rights, the Company will issue 150,000 shares of its common stock as consideration.

  In November 1997, the Company sold its interest in certain Colorado properties to an investment group which includes a Company subsidiary. For accounting purposes, the Company has treated the sale as a non-recourse monetary production payment reflected as long-term debt on the balance sheet. Net of transaction costs, the proceeds from the sale were approximately $15.5 million in cash. Payments of the production payment liability are funded from operating cash flow of the affected properties, less funds required for working capital purposes. The liability is expected to be fully repaid in 2003.

  As of December 31, 1997, the Company recorded a liability of $2.7 million, including principal and interest, for the refund of Kansas ad valorem tax reimbursements received in 1986. This liability is the result of a United States Court of Appeals decision that reversed a Federal Energy Regulatory Commission's decision with respect to producer reimbursement of Kansas ad valorem tax as an add-on to the maximum lawful price under the Natural Gas Policy Act of 1978. Of the $2.7 million refund liability, approximately $700,000 of it is recoverable from other working, royalty and net profits interest owners. A receivable has been established for this recoverable amount. The Company has received an additional refund statement of $2.85 million ($2.02 million net to the Company) for Kansas ad valorem tax reimbursements relating to the period of October 1984 through September 1985. The Company believes that it is not responsible for this refund and is disputing the claim. See "Item 3. Legal Proceedings" of this Form 10-K.

  The Company is currently evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost, if any, to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company, its customers or suppliers to be in compliance.

 Capital Expenditures

  During 1997 the Company invested $333.9 million in oil and gas properties and other equipment, including acquisitions and exploration and development programs. Acquired oil and gas property working interests were located principally in the Gulf of Mexico and the Powder River and Uinta Basins. Exploration and development programs were concentrated in the Anadarko, Arkoma, Piceance, Powder River, Wind River and Uinta Basins, the Gulf of Mexico and the Republic of Peru. During the year the Company continued to expand its exploration programs with investments in leases in the Gulf of Mexico, offshore Louisiana and Texas, and international programs in the Republic of Peru.

  The Company's capital expenditure budget for 1998 has been established at $190.0 million. In response to lower product prices and the desire to maintain debt levels, the Company decreased its 1998 capital expenditure budget by $143.9 million from the 1997 capital expenditure level. During 1998, the Company expects to spend approximately $43.1 million in exploring and developing its prospects in the Gulf of Mexico Region. Other significant budgeted exploratory and development capital expenditures include $79.9 million in the Rocky Mountain Region with emphasis in the Wind River and Piceance Basins, $27.4 million in the Mid-Continent Region, and $23.9 million in Peru. The Company's exploration and development programs are discussed in "Business and Properties" under Items 1 and 2 of this Form 10-K.

 Reserves and Pricing

  Proved reserves at year end 1997 were 963.2 billion cubic feet of natural gas equivalents (Bcfe), an 18 percent increase over December 31, 1996 proved reserves. Approximately 83 percent of the reserve additions were generated through exploration and development projects and 17 percent of the reserve additions were provided by property acquisitions. Proved reserves were reduced by production of approximately 90.0 Bcfe, sales of properties with reserves of
8.2 Bcfe, and downward revisions of previous estimates of 124.9 Bcfe. Lower year end prices and lower than expected performance of certain properties contributed to the adjustments of previous estimates. During 1997, as a result of its drilling and acquisition activities net of sales and revisions, the Company's reserve replacement was 265 percent of total production.

  As of year end 1997, the standardized measure of discounted future net cash flows decreased $201 million, or 26 percent, from 1996 primarily due to reserve revisions and decreases in oil and gas prices offset by reserve quantity additions. Reserve extensions and discoveries added $196 million to the standardized measure, and purchases of proved reserves, net of sales, added $32 million. The changes in year end sales prices and production costs from 1996 to 1997 decreased the standardized measure of discounted future net cash flows by $457 million. Reserves produced during the year reduced the standardized measure by $153 million. The Company's standardized measure of discounted future net cash flows is sensitive to gas prices in the current volatile commodities market.

  Oil and natural gas prices fluctuate throughout the year. Higher natural gas prices generally prevail during the winter months of December through February. As of December 31, 1997, the Company was receiving weighted average prices of $15.52 per barrel of oil and $2.19 per Mcf of gas. A decline in prices would have a material effect on the standardized measure of discounted future net cash flows which, in turn, could impact the "ceiling test" for the Company's oil and gas properties accounted for under the full cost method.

  From time to time the Company uses swaps to hedge the sales price of its natural gas and oil. In a typical swap agreement, the Company and a counterparty will enter into an agreement whereby one party will pay a fixed price and the other will pay an index price on a specified volume of production during a specified period of time. Settlement is made by the parties for the difference between the two prices at approximately the same time as the physical transactions. The intent of hedging activities is to reduce the volatility associated with the sales prices of the Company's natural gas and oil production. Although hedging transactions associated with the Company's production minimize the Company's exposure to reductions in production revenue as a result of unfavorable price changes, these transactions also limit the Company's ability to benefit from favorable price changes. As of December 31, 1997, the Company held positions to hedge 129.1 Bcf of the Company's future natural gas production through February 2003. The Company currently has no oil swaps in place for 1997.

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

RESULTS OF OPERATIONS

  In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). As prescribed by SFAS No. 128, earnings per share amounts for 1996 and 1995 have been restated. References to per share amounts are based on diluted shares outstanding.

 1997 vs. 1996

  During 1997, the Company earned net income of $29.3 million ($.92 per share) compared to $29.5 million ($1.02 per share) in 1996.

  Revenues increased $180 million (89 percent) to $382.6 million in 1997. Operating expenses increased 112 percent to $335.4 million. In 1997, oil and gas production revenue increased 36 percent to $206.9 million, and trading revenues increased 265 percent to $171.1 million. Lease operating expenses increased $10.3 million and depreciation, depletion and amortization increased $26.6 million.

  Production revenues increased $55.2 million to $206.9 million primarily due to a 46 percent increase in gas revenues. The increased gas revenues are a result of an increase in the average gas price from $1.88 per Mcf in 1996 to $2.18 per Mcf in 1997 and an increase in gas production of 15.7 Bcf (26 percent) for 1997. Gas production accounted for 85 percent of total production on an energy equivalent basis. The Wind River Basin and Piceance Basin properties accounted for 26 percent and 21 percent, respectively, of total gas production. The Powder River Basin and Uinta Basin properties accounted for 40 percent and 23 percent, respectively, of total oil production.

  Lease operating expenses of $57.9 million averaged $.64 per Mcfe ($3.86 per BOE) compared to $.66 per Mcfe ($3.95 per BOE) in 1996. Depreciation, depletion and amortization increased $26.6 million primarily due to production increases. During 1997, depletion and amortization on oil and gas production was provided at an average rate of $.77 per Mcfe ($4.60 per BOE) compared to an average rate of $.59 per Mcfe ($3.54 per BOE) in 1996.

  The gross margin on trading activities increased $3,096,000 to $5,922,000 in 1997. Gas trading volumes increased 183 percent to 84.8 Bcf in 1997.

  The Company enters into hedging arrangements to minimize its exposure to price risks associated with commodities markets. Although hedging transactions associated with its production minimize the Company's exposure to losses as a result of unfavorable price changes, the transactions also limit the Company's ability to benefit from favorable price changes. During 1997, the Company hedged 18.6 Bcf (24 percent) of its gas production for a net cost of $4.3 million. No oil was hedged during 1997.

  General and administrative expenses of $24.9 million reflect an increase of 47 percent over the previous year. The 1997 amount is net of $5.0 million of operating fee recoveries compared to a $4.0 million recovery in

1996. The 1997 increase in general and administrative expenses is a result of the Company's continued growth and expansion. Interest expense increased significantly from $3.7 million in 1996 to $13.2 million in 1997 due primarily to the issuance of $150 million of long term bonds in February 1997.

  Income tax expense increased by 20 percent in 1997 to $17.9 million. The Company's effective financial statement tax rate in 1997 was 38.0 percent compared to 33.6 percent in 1996.

 1996 vs. 1995

  In 1995, the Company consummated a merger of a wholly owned subsidiary of the Company with Plains by issuing 12.8 million shares of its common stock to the former Plains stockholders. As a result of this merger, Plains became a wholly owned subsidiary of the Company. In addition, in 1995 the Company changed its fiscal year end from September 30 to December 31. The merger was accounted for using the pooling of interests method. This method of accounting for mergers combines previously reported results as though the combination had occurred at the beginning of the periods being presented. Merger costs were expensed during 1995. The financial statements of the Company and Plains for 1994 through 1995 have been restated and adjusted for the merger with Plains and the change in fiscal year end. Due to this restatement, these financial statements are not comparable to the financial statements for the same periods as previously presented by the separate companies.

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

  Lease operating expenses of $47.6 million averaged $.66 per Mcfe ($3.95 per BOE) of production compared to $.60 per Mcfe ($3.58 per BOE) in 1995. Depreciation, depletion, and amortization increased $12.3 million primarily due to production increases. During 1996, depletion, and amortization on oil and gas production was provided at an average rate of $.59 per Mcfe ($3.54 per BOE) compared to an average rate of $.55 per Mcfe ($3.28 per BOE) in 1995.

  The gross margin on trading activities increased to $2,826,000 from $943,000 in 1995. Gas trading volumes increased 35 percent to 29.9 Bcf in 1996.

  The Company enters into hedging arrangements to minimize its exposure to price risks associated with commodities markets. Although hedging transactions associated with its production minimize the Company's exposure to losses as a result of unfavorable price changes, the transactions also limit the Company's ability to benefit from favorable price changes. During 1996, the Company hedged 14.1 Bcf (23 percent ) of gas production for a net cost of $4.6 million and hedged 182 MBbls (10 percent) of oil production for a net cost of $ 0.3 million.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The directors and executive officers of the Company, their respective ages and positions, and the year in which each director was first elected, are set forth in the following table. Additional information concerning each of these individuals follows the table:

                                                                       DIRECTOR
                                    AGE   POSITION WITH THE COMPANY     SINCE
                                    ---   -------------------------    --------
 William J. Barrett (1)(2)(5)(7)...  69 Chairman of the Board            1983
 C. Robert Buford (1)(2)(3)(4).....  64 Director                         1983
 Derrill Cody (2)(3)(4)............  59 Director                         1995
 James M. Fitzgibbons (3)(4)(6)....  63 Director                         1987
 William W. Grant, III (3)(4)......  65 Director                         1995
 J. Frank Keller (5)...............  54 Executive Vice President,
                                        Chief Financial Officer, and
                                        a Director                       1983
 Paul M. Rady (1)(2)...............  44 President, Chief Executive
                                        Officer, and a Director          1994
 A. Ralph Reed.....................  60 Executive Vice President--
                                        Operations and a Director        1990
 James T. Rodgers (3)(4)...........  63 Director                         1993
 Philippe S.E. Schreiber (2)(3)(4).  57 Director                         1985
 Harry S. Welch (3)(4)(8)..........  74 Director                         1995
 Joseph P. Barrett (7).............  44 Vice President--Land              --
 Peter A. Dea......................  44 Senior Vice President--
                                        Onshore Exploration               --
 Clifford S. Foss, Jr..............  50 Senior Vice President and
                                        General Manager--Gulf of
                                        Mexico Region                     --
 Bryan G. Hassler..................  39 Vice President--Marketing         --
 Robert W. Howard..................  43 Senior Vice President--
                                        Finance and Treasurer             --
 Eugene A. Lang, Jr................  44 Senior Vice President and
                                        General Counsel; and
                                        Secretary                         --
 Logan Magruder, III...............  41 Vice President--Corporate
                                        Relations and Capital
                                        Markets                           --
 Maurice F. Storm..................  37 Vice President and General
                                        Manager--Mid-Continent
                                        Region                            --

--------
(1) Member of the Executive Committee of the Board of Directors.
(2) Member of the Board Planning and Nominating Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.
(4) Member of the Compensation Committee of the Board of Directors.
(5) J. Frank Keller and William J. Barrett are brothers-in-law.
(6) Mr. Fitzgibbons served as a Director of the Company from July 1987 until October 1992. He was re-elected to the Board of Directors in January 1994.
(7) Joseph P. Barrett is the son of William J. Barrett.
(8) Mr. Welch will retire as a director at the April 30, 1998 Annual Meeting of Stockholders. The size of the Board of Directors will be reduced from 11 to 10 members at that time.

  WILLIAM J. BARRETT has served as Chairman of the Board since September 1994. From September 1994 through June 30, 1997, he was Chairman of the Board and Chief Executive Officer. Mr. Barrett also was President and Chief Executive Officer of the Company from December 1983 through September 1994. From January 1979 to February 1982, Mr. Barrett was an independent oil and gas operator in the western United States in association with Aeon Energy, a partnership composed of four sole proprietorships. From 1971 to 1978, Mr. Barrett served as Vice President--Exploration and a director of Rainbow Resources, Inc., a publicly held independent oil and gas exploration company that merged with a subsidiary of the Williams Companies in 1978. Mr. Barrett served as President, Exploration Manager and Director for B&C Exploration from 1969 until 1971 and was chief geologist for Wolf Exploration Company, now known as Inexco Oil Co., from 1967 to 1969. He was an exploration geologist with Pan-American Petroleum Corporation from 1963 to 1966 and worked as an exploration geologist, a petroleum geologist and a stratigrapher for El Paso Natural Gas Co. at various times from 1958 to 1963. Mr. Barrett intends to retire as Chairman of the Board in January 1999.

  C. ROBERT BUFORD has been a director of the Company since December 1983 and served as Chairman of the Board of Directors from December 1983 through March 1994. Mr. Buford has been President, Chairman of the Board and controlling shareholder of Zenith Drilling Corporation ("Zenith"), Wichita, Kansas, since February 1966. Zenith owns approximately 1.9 percent of the Company's Common Stock. Since 1993, Mr. Buford has served as a director of Encore Energy, Inc., a wholly-owned subsidiary of Zenith engaged in the marketing of natural gas. Mr. Buford is also a member of the Board of Directors of Intrust Financial Corporation, a bank holding company. Mr. Buford served as a director of Lonestar Steakhouse & Saloon, Inc. from March 1992 until January 1997.

  DERRILL CODY has been a director of the Company since July 1995. From May 1990 until July 1995, Mr. Cody served as a director of Plains, which merged with a subsidiary of the Company on July 18, 1995. Since January 1990, Mr. Cody has been an attorney in private practice in Oklahoma City, Oklahoma. From 1986 to 1990, he was Executive Vice President of Texas Eastern Corporation, and from 1987 to 1990 he was the Chief Executive Officer of Texas Eastern Pipeline Company. He has been a director of the General Partner of TEPPCO Partners, L.P. since January 1990.

  JAMES M. FITZGIBBONS has been a director of the Company since January 1994, and previously served as a director of the Company from July 1987 until October 1992. From October 1990 through December 1997, Mr. Fitzgibbons was Chairman and Chief Executive Officer of Fieldcrest Cannon, Inc. From January 1986 until October 1990, Mr. Fitzgibbons was President of Amoskeag Company. Prior to 1986, he was President of Howes Leather Company. Mr. Fitzgibbons is also member of the Board of Directors of Lumber Mutual Insurance Company and of American Textile Manufacturers Institute, and he is a Trustee of Dreyfus Laurel Funds, a series of mutual funds.

  WILLIAM W. GRANT, III has served as a director of the Company since July 1995. From May 1987 until July 1995, Mr. Grant served as a director of Plains. He has been an advisory director of Colorado National Bank since 1993. He was a director of Colorado National Bankshares, Inc. from 1982 to 1993 and the Chairman of the Board of Colorado National Bank of Denver from 1986 to 1993. He served as the Chairman of the Board of Colorado Capital Advisors from 1989 through 1994.

  J. FRANK KELLER has been an Executive Vice President, and a director of the Company since December 1983 and Chief Financial Officer of the Company since July 1995. From December 1983 through June 1997, he also served as Secretary. Mr. Keller was the President and a co-founder of Myriam Corp., an architectural design and real estate development firm beginning in 1976, until it was reorganized as Barrett Energy in February 1982.

  PAUL M. RADY had been President, Chief Operating Officer, and a director of the Company since September 1994. Effective as of July 1, 1997, Mr. Rady became Chief Executive Officer. From February 1993 to September 1994, Mr. Rady served as Executive Vice President--Exploration of the Company. From August 1990 until July 1992, Mr. Rady served as Chief Geologist for the Company, and from July 1992 until January 1993 he served as Exploration Manager for the Company. From July 1980 until August 1990, Mr. Rady served in various positions with the Denver, Colorado regional office of Amoco Production Company ("Amoco"), the exploration and production subsidiary of Amoco Corporation.

  A. RALPH REED has been an Executive Vice President of the Company since November 1989 and a director since September 1990. From 1986 to 1989, Mr. Reed was an independent oil and natural gas operator in the Mid-Continent region of the United States, including the period from January 1988 to November 1989 when he acted as a consultant to Zenith. From 1982 to 1986, Mr. Reed was President and Chief Executive Officer of Cotton Petroleum Corporation ("Cotton"), a wholly owned exploration and production subsidiary of United Energy Resources, Inc. Prior to joining Cotton in 1980, Mr. Reed was employed by Amoco from 1962, holding various positions including Manager of International Production, Division Production Manager and Division Engineer.

  JAMES T. RODGERS has been a director of the Company since November 1993. Mr. Rodgers served as the President, Chief Operating Officer and a director of Anadarko Petroleum Corporation ("Anadarko") from 1986 through 1992. Prior to 1986, Mr. Rodgers was employed in other capacities by Anadarko and Amoco.
Mr. Rodgers taught Petroleum Engineering at the University of Texas in Austin in 1958 and at Texas Tech University in Lubbock from 1958 to 1961. Mr. Rodgers served as a Director of Louis Dreyfus Natural Gas Corporation until October 1997, and he currently serves as a director of Khanty-Mansysr Oil Corporation, a privately held exploration and production company operating in the former Soviet Union.

  PHILIPPE S.E. SCHREIBER has been a director of the Company since November 1985. Mr. Schreiber is an independent lawyer and business consultant who also is of counsel to the law firm of Walter, Conston, Alexander & Green, P.C. in New York, New York. Mr. Schreiber has been affiliated with that law firm as counsel or partner since August 1985. From 1988 to mid-1992, he also was the Chairman of the Board and a principal shareholder of HSE, Inc., d/b/a Manhattan Kids Limited, a privately owned corporation. Mr. Schreiber is a Director of the United States affiliates of The Mayflower Corporation plc., a British publicly traded company involved in the business of supplying parts and components to auto and truck manufacturers.

  JOSEPH P. BARRETT has been Vice President--Land since March 1995 and has been with the Company in various positions in the Company's Land Department since 1982.

  PETER A. DEA has been Senior Vice President--Onshore Exploration of the Company since June 1996. Mr. Dea served as Exploration Manager beginning August 1995. Mr. Dea served as Chief Geologist from January 1995 to August 1995 and as Senior Geologist from February 1994 to January 1995. Mr. Dea served as President of Nautilus Oil and Gas Company in Denver, Colorado from 1992 through 1993. From 1982 until 1991, Mr. Dea served in various positions with Exxon Company USA as a geologist. Mr. Dea served as adjunct Professor of Geology at Western State College, Gunnison, Colorado in the spring semesters of 1980 and 1982.

  CLIFFORD S. FOSS, JR. has been General Manager of the Gulf of Mexico Region for the Company since January 1996 and Senior Vice President--General Manager of the Gulf of Mexico Region for the Company since July of 1996. Prior to joining the Company, Mr. Foss served from January 1973 to 1996 in various positions with Cockrell Oil Corporation as Geologist, District Geologist, Exploration Manager and Vice President of Exploration and Exploitation. Prior to January 1973, Mr. Foss served as an exploration geologist for Cities Services Oil Company in its Gulf of Mexico Division.

  BRYAN G. HASSLER has been Vice President--Marketing of the Company since December 1996 and has been with the Company as Director of Marketing since August 1994. Prior to joining the Company, Mr. Hassler was Marketing Coordinator for Questar Corporation's Marketing Group and Mr. Hassler held various engineering positions with Questar Corporation's exploration and production and pipeline groups.

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

  EUGENE A. LANG, JR. has been Senior Vice President--General Counsel of the Company since September 1995. In June 1997, Mr. Lang was also elected Secretary. Mr. Lang served as Senior Vice President, General Counsel and Secretary of Plains from May 1994 to July 1995, and from October 1990 to May 1994 he served as Vice President, General Counsel and Secretary of Plains. From September 1986 to September 1990 he was an associate with the Houston, Texas law firm of Vinson & Elkins. From 1984 to 1986, he was General Attorney and Assistant Secretary of K N. From 1978 to 1984, he was an attorney with K N.

  LOGAN MAGRUDER III was elected Vice President--Corporate Relations and Business Development in October 1997. From December 1996 through October 1997 he served as Manager of Operations in the Company's Gulf of Mexico Division. From November 1995 to December 1996, Mr. Magruder served as Director of Engineering and Operations for Scana Petroleum and from 1991 to 1993, Mr. Magruder served as a Vice President of Torch Energy. From 1980 to 1991, Mr. Magruder held petroleum engineering and corporate relations positions with other exploration and production companies.

  MAURICE F. STORM has been Vice President and General Manager of the Company's Mid-Continent Division since July 1996. From October 1991 to July 1996 Mr. Storm was retained by the Company as a consultant to develop drilling opportunities in the Anadarko and Arkoma Basins. From September 1984 through October 1991 Mr. Storm worked for other independent exploration and production companies in various exploration geologist and management positions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth in summary form the compensation received during each of the Company's last three completed years by the Chief Executive Officer of the Company and by the four other most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 1997. The figures in the following table are for fiscal years ended December 31, 1997, 1996, and 1995:

                          SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                       --------------------------------
                                                                               AWARDS          PAYOUTS
                                                                       ----------------------- --------
                                                                       RESTRICTED  SECURITIES
                                                          OTHER ANNUAL   STOCK     UNDERLYING    LTIP    ALL OTHER
   NAME AND PRINCIPAL    FISCAL                           COMPENSATION  AWARD(S)  OPTIONS/SARS PAYOUTS  COMPENSATION
        POSITION          YEAR  SALARY ($) BONUS ($)(/1/)   ($)(/2/)    ($)(/3/)    (#)(/4/)   ($)(/5/)   ($)(/6/)
   ------------------    ------ ---------- -------------- ------------ ---------- ------------ -------- ------------
William J. Barrett......  1997   $215,000     $250,000        -0-         -0-        50,000      -0-       $9,500
 Chairman of the Board    1996   $255,417     $150,000        -0-         -0-       100,000      -0-       $7,913
                          1995   $200,000          -0-        -0-         -0-           -0-      -0-       $4,680

Paul M. Rady............  1997   $266,252     $160,000        -0-         -0-        50,000      -0-       $9,500
 President, Chief         1996   $206,667     $ 63,000        -0-         -0-        52,000      -0-       $8,138
 Executive Officer,       1995   $175,000          -0-        -0-         -0-           -0-      -0-       $4,680
 and a director

A. Ralph Reed...........  1997   $217,500     $120,000        -0-         -0-           -0-      -0-       $9,500
 Executive Vice           1996   $207,917     $ 54,000        -0-         -0-        40,000      -0-       $7,988
 President--              1995   $200,000          -0-        -0-         -0-           -0-      -0-       $4,680
 Operations, and a
 director

J. Frank Keller.........  1997   $165,768     $ 90,000        -0-         -0-        26,700      -0-       $9,500
 Executive Vice           1996   $155,938     $ 40,000        -0-         -0-        19,200      -0-       $8,222
 President, Chief         1995   $150,000          -0-        -0-         -0-           -0-      -0-       $4,560
 Financial Officer,
 and a director

Peter A. Dea............  1997   $153,750     $ 65,000        -0-         -0-         7,500      -0-       $8,838
 Senior Vice President--  1996   $134,625     $ 25,000        -0-         -0-        30,000      -0-       $7,224
 Onshore Exploration      1995   $ 97,292          -0-        -0-         -0-           -0-      -0-       $2,249

--------
(1) The dollar value of bonus (cash and non-cash) paid during the year indicated. In February 1998, cash bonuses were determined by the Compensation Committee based upon the Company's performance in 1997. These bonuses, which will be paid on March 31, 1998, include $150,000 for Mr. Barrett, $95,000 for Mr. Rady, $70,000 for Mr. Reed, $50,000 for Mr. Keller, and $35,000 for Mr. Dea. See "Compensation Committee Report on Executive Compensation--Cash Bonus Awards".
(2) During the period covered by the Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(3) During the period covered by the Table, the Company did not make any award of restricted stock, including share units.
(4) The sum of the number of shares of Common Stock to be received upon the exercise of all stock options granted.
(5) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.
(6) Represents the Company's matching contribution under the Company's 401(k) Plan for each named executive officer.

OPTION GRANTS IN LAST FISCAL YEAR

  No stock appreciation rights were granted to any executive officers or employees in the year ended December 31, 1997. The following table provides information on stock option grants in the year ended December 31, 1997 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                         NUMBER OF   % OF TOTAL                          POTENTIAL REALIZABLE VALUE
                         SECURITIES   OPTIONS                              AT ASSUMED ANNUAL RATES
                         UNDERLYING  GRANTED TO                          OF STOCK PRICE APPRECIATION
                          OPTIONS    EMPLOYEES  EXERCISE                       FOR OPTION TERM
                          GRANTED    IN FISCAL    PRICE     EXPIRATION   ---------------------------
NAME                        (#)         YEAR    ($/SHARE)      DATE           5%           10%
----                     ----------  ---------- --------- -------------- ---------------------------
William J. Barrett......   50,000(1)    7.0%     $32.875  March 21, 2004 $    669,250 $    1,559,250
Paul M. Rady............   50,000(2)    7.0%     $32.875  March 21, 2004 $    669,250 $    1,559,250
A. Ralph Reed...........      --         --          --              --           --             --
J. Frank Keller.........   26,700(2)    3.7%     $32.875  March 21, 2004 $    357,380 $      832,640
Peter A. Dea............    7,500(2)    1.0%     $32.875  March 21, 2004 $    100,388 $      233,888

--------
(1) These option shares become exercisable on March 21, 1998.
(2) One-fourth of these option shares become exercisable on each of March 21, 1998, March 21, 1999, March 21, 2000, and March 21, 2001.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

  The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 1997 by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company whose compensation exceeded $100,000 during the year ended December 31, 1997 and the year-end value of unexercised options held by these persons:

                          AGGREGATED OPTION EXERCISES
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997
                       AND YEAR-END OPTION VALUES (/1/)

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                     OPTIONS AT FISCAL YEAR-   IN-THE-MONEY OPTIONS AT
                                                           END (#)(4)           FISCAL YEAR-END($)(5)
                                                    ------------------------- -------------------------
                           SHARES
                         ACQUIRED ON VALUE REALIZED
          NAME           EXERCISE(2)     ($)(3)     EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           ----------- -------------- ----------- ------------- ----------- -------------
William J. Barrett......    7,476       $164,939      72,524       125,000     $693,843     $756,875
 Chairman of the Board
Paul M. Rady............      --             --       65,500       106,500     $870,187     $537,063
 President, Chief
  Executive Officer,
 and a director
A. Ralph Reed...........      --             --       70,048        55,000     $903,510     $575,275
 Executive Vice
  President--
 Operations and a
  director
J. Frank Keller.........      --             --       46,050        54,850     $664,631     $312,744
 Executive Vice
  President, Chief
 Financial Officer, and
  a director
Peter A. Dea............      --             --       22,500        35,000     $302,812     $148,438
 Senior Vice President--
 Onshore Exploration

--------
(1) No stock appreciation rights are held by any of the named executive officers.
(2) The number of shares received upon exercise of options during the year ended December 31, 1997.

(3) With respect to options exercised during the Company's year ended December 31, 1997, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(4) The total number of unexercised options held as of December 31, 1997, separated between those options that were exercisable and those options that were not exercisable.
(5) For all unexercised options held as of December 31, 1997, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 1997. As required, the price used to calculate these figures was the closing sale price of the Common Stock at year's end, which was $30.25 per share on December 31, 1997. On March 3, 1998, the closing sale price was $31.5625 per share.

EMPLOYEE RETIREMENT PLANS, LONG-TERM INCENTIVE PLANS, AND PENSION PLANS

  The Company has an employee retirement plan (the "401(k) Plan") that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees of the Company are entitled to contribute to the 401(k) Plan up to 15 percent of their respective salaries. For each pay period through March 31, 1996, the Company contributed on behalf of each employee 50 percent of the contribution made by that employee, up to a maximum contribution by the Company of three percent of that employee's gross salary for that pay period. Effective April 1, 1996, the Company's matching contribution increased to 100 percent of each participating employee's contribution, up to a maximum of six percent of base salary, with one-half of the matching contribution paid in cash and one-half paid in the Company's common stock. The Company's matching contribution is subject to a vesting schedule. Benefits payable to employees upon retirement are based on the contributions made by the employee under the 401(k) Plan, the Company's matching contributions, and the performance of the 401(k) Plan's investments. Therefore, the Company cannot estimate the annual benefits that will be payable to participants in the 401(k) Plan upon retirement at normal retirement age. Excluding the 401(k) Plan, the Company has no defined benefit or actuarial or pension plans or other retirement plans.

  Excluding the Company's stock option plans, the Company has no long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

COMPENSATION OF DIRECTORS

  Standard Arrangements. Pursuant to the Company's standard arrangement for compensating directors, no compensation for serving as a director is paid to directors who also are employees of the Company, and those directors who are not also employees of the Company ("Outside Directors") receive an annual retainer of $20,000 paid in equal quarterly installments. In addition, for each Board of Directors or committee meeting attended, each Outside Director receives a $1,000 meeting attendance fee. Each Outside Director also receives $300 for each telephone meeting lasting more than 15 minutes. The Chairman of the Compensation and Audit Committees receives a $1,500 meeting attendance fee for each committee meeting. The Company also reimburses directors for out-of-pocket expenses incurred in attending meetings. For each Board of Directors or committee meeting attended, each Outside Director will have options to purchase 1,000 shares of Common Stock become exercisable. Although these options become exercisable only at the rate of 1,000 for each meeting attended, each director will be granted options to purchase 10,000 shares at the time the individual initially becomes a director. Any options that have not become exercisable at the time of termination of a director's service will expire at that time. At such time that the options to purchase all 10,000 shares have become exercisable, options to purchase an additional 10,000 shares will be granted to the director and will be subject to the same restrictions on exercise as the previously received options. The options are granted to the Outside Directors pursuant to the Company's Non-Discretionary Stock Option Plan, and their exercise price is equal to the closing sales price for the Company's Common Stock on the date of grant. The options expire upon the later to occur of five years after the date of grant and two years after the date those options first became exercisable.

  Other Arrangements. During the year ended December 31, 1997, no compensation was paid to directors of the Company other than pursuant to the standard compensation arrangements described in the previous section.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  The Company has entered into severance agreements (the "Agreements") with Messrs. Barrett, Rady, Reed, Keller, and Dea. Generally, the Agreements of Messrs. Rady, Reed, Keller and Dea provide, among other things, that if, within three years after a Change-in-Control (as defined in the Agreement) the employee's employment is terminated by the employee for "Good Reason" or by the Company other than for "Cause" (as such terms are defined in the Agreement), the employee will be entitled to a lump sum cash payment equal to three times (two times in the case of Mr. Dea) the employee's annual compensation (which includes annual salary and bonus) in addition to continuation of certain benefits for three years (two years in the case of Mr. Dea) from the date of termination. Mr. Barrett's Agreement provides that, if his employment is terminated by him for Good Reason or by the Company other than for Cause prior to January 31, 1999, he will receive a lump sum cash amount equal to the compensation that would have been paid from his termination dated through January 31, 1999, in addition to continued benefits through January 31, 1999.

  In addition, the Company's stock option plans and option agreements thereunder provide for the acceleration of option exercisability in the event of a change-in-control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the year ended December 31, 1997, each of Messrs. Buford, Cody, Fitzgibbons, Gieskes (through September 7, 1997), Grant, Rodgers, Schreiber, and Welch served as members of the Compensation Committee of the Board of Directors. Mr. Schreiber served as the President of Excel Energy Corporation ("Excel") prior to the 1985 merger of Excel with and into the Company, and Mr. Gieskes served as Chairman of the Board of Excel at the time of the merger of Excel with and into the Company. No other person who served as a member of the Compensation Committee during the year ended December 31, 1997 was, during that year, an officer or employee of the Company or of any of its subsidiaries, or was formerly an officer of the Company or of any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table summarizes certain information as of March 3, 1998 with respect to the ownership by each director, by each executive officer named in the "Executive Compensation" section above, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the common stock:

                                       AMOUNT/NATURE OF
               NAME OF                    BENEFICIAL          PERCENT OF CLASS
          BENEFICIAL OWNER                OWNERSHIP          BENEFICIALLY OWNED
          ----------------            ------------------     ------------------
William J. Barrett...................   521,509 Shares(1)            1.6%

C. Robert Buford.....................   658,366 Shares(2)            2.1%

Derrill Cody.........................    17,560 Shares(3)             *

Peter A. Dea.........................    33,616 Shares(3)             *

James M. Fitzgibbons.................    16,500 Shares(3)             *

William W. Grant, III................    31,150 Shares(3)             *

J. Frank Keller......................   108,024 Shares(3)             *

Paul M. Rady.........................   121,302 Shares(3)             *

A. Ralph Reed........................   123,620 Shares(4)             *

James T. Rodgers.....................    17,000 Shares(3)             *

Philippe S.E. Schreiber..............    22,507 Shares(3)             *

Harry S. Welch.......................    24,800 Shares(3)             *

All Directors and Executive Officers
 as a Group (19 persons)............. 1,869,804 Shares(5)            5.8%

State Farm Mutual Automobile
 Insurance Company and affiliates.... 2,934,133 Shares(6)(7)         9.3%
 One State Farm Plaza
 Bloomington, IL 61710

Franklin Resources, Inc.............. 3,824,536 Shares(6)           12.2%
 777 Mariners Island
 San Mateo, CA 94403

--------
 * Less than 1% of the Common Stock outstanding.
(1) The number of shares indicated includes 25,292 shares owned by Mr. Barrett's wife, 230,000 shares owned by the Barrett Family L.L.L.P., a Colorado limited liability limited partnership for which Mr. Barrett and his wife are general partners and owners of an aggregate of 62.92294 percent of the partnership interests, and 192,524 shares underlying options that currently are exercisable or become exercisable within 60 days following March 3, 1998. Pursuant to Rule 16a-1(a)(4) under the Exchange Act, Mr. Barrett disclaims ownership of all but 144,722 shares held by the Barrett Family L.L.L.P., which constitutes Mr. and Mrs. Barrett's proportionate share of the shares held by the Barrett Family L.L.L.P.
(2) C. Robert Buford is considered a beneficial owner of the 598,210 shares of which Zenith is the record owner. Mr. Buford owns approximately 89 percent of the outstanding common stock of Zenith. The number of shares of the Company's stock indicated for Mr. Buford also includes 10,000 shares that are owned by Aguilla Corporation, which is owned by Mr. Buford's wife and adult children. Mr. Buford disclaims beneficial ownership of the shares held by Aguilla Corporation pursuant to Rule 16a-1(a)(4) under the Exchange Act. The number of shares indicated also includes 16,500 shares underlying stock options are currently exercisable or that become exercisable within 60 days following March 3, 1998.
(3) The number of shares indicated consists of or includes the following number of shares underlying options that currently are exercisable or that become exercisable within 60 days following March 3, 1998 that are held by each of the following persons: Derrill Cody, 17,300; Peter A. Dea, 31,875; James M. Fitzgibbons, 14,500; William W. Grant, III, 18,800; J. Frank Keller, 66,125; Paul M. Rady, 100,000; James T. Rodgers, 17,000; Philippe S.E. Schreiber, 15,500; and Harry S. Welch, 22,200.
(4) The number of shares indicated includes 7,800 shares owned by Mary C. Reed, Mr. Reed's wife and 90,848 shares underlying options that currently are exercisable or that become exercisable within 60 days following March 3, 1998.

(5) The number of shares indicated includes the shares owned by Zenith that are beneficially owned by Mr. Buford as described in note (2) and the aggregate of 603,172 shares underlying the options described in notes (1),
    (2), (3) and (4), an aggregate of 32,366 shares owned by seven executive officers not named in the above table, and an aggregate of 141,484 shares underlying options that currently are exercisable or that are exercisable within 60 days following March 3, 1998 that are held by those seven executive officers.
(6) Based on information included in a Schedule 13G filed with the Securities and Exchange Commission by the named stockholders and from information obtained from other sources.
(7) The number of shares indicated includes the shares owned by entities affiliated with State Farm Mutual Automobile Insurance Company ("SFMAI"). Those entities and SFMAI may be deemed to constitute a "group" with regard to the ownership of shares reported on a Schedule 13G.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1997, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Report Of Independent Public Accountants...............................  F-1
   Consolidated Balance Sheets at December 31, 1997 and 1996..............  F-2
   Consolidated Statements of Income for each of the three years in the period ended December 31, 1997........................................  F-3
   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997...........................  F-4
   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997....................................  F-5
   Notes to Consolidated Financial Statements.............................  F-6
   Supplemental Oil And Gas Information................................... F-20

  All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required in included in the Consolidated Financial Statements and Notes thereto.

  (a)(3) Exhibits

  See "EXHIBIT INDEX" on page 36.

  (b) Reports On Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                         BARRETT RESOURCES CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
2.1      Agreement And Plan of Merger, dated as of May 2, 1995, among Barrett Resources
         Corporation ("Barrett" or "Registrant"), Barrett Energy Inc. (formerly known as
         Vanilla Corporation), and Plains Petroleum Company ("Plains") is incorporated by reference from Annex I to the Joint Proxy Statement/Prospectus of Barrett and
         Plains dated June 13, 1995.
3.1      Restated Certificate Of Incorporation of Barrett Resources Corporation, a Delaware
         corporation, is incorporated herein by reference from Exhibit 3.2 of Registrant's
         Registration Statement on Form S-4 dated June 9, 1995.
3.2      Certificate of Amendment to Certificate of Incorporation of Barrett dated June 17,
         1997.
3.3      Bylaws of Barrett, as amended, are incorporated herein by reference from Exhibit
         3.3 of Registrant's Registration Statement on Form S-4 dated June 9, 1995.
4.1      Form of Rights Agreement dated as of August 5, 1997 between the Company and Bank
         Boston, N.A., which includes, as Exhibit A thereto, the form of Certificate of
         Designations specifying the terms of the Series A Junior Participating Preferred
         Stock, and as Exhibit B thereto, the form of Rights Certificate, is incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A filed
         August 11, 1997.
4.2      Revised Form of Indenture between the Company and Bankers Trust Company, as trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes is incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to
         Registration Statement on Form S-3 filed February 10, 1997, File No. 333-19363.
10.1     Non-Qualified Stock Option Plan Of Barrett Resources Corporation is incorporated by reference from Registrant's Registration Statement on Form S-8 dated November 15,
         1989.
10.2     Registrant's 1990 Stock Option Plan, as amended, is incorporated by reference from the Registrant's Registration Statement on Form S-8 dated March 15, 1995.
10.3     Registrant's Non-Discretionary Stock Option, as amended, is incorporated by reference from Exhibit 99.2 of the Registrant's Proxy Statement dated April 24,
         1997.
10.4     Registrant's 1994 Stock Option Plan, as amended, is incorporated by reference from the Registrant's Registration Statement on Form S-8 dated March 15, 1995.
10.5     Registrant's 1997 Stock Option Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Proxy Statement dated April 24, 1997.
10.6A    Gas Purchase Contract, No. P-1090, dated April 20, 1984, as amended, between Plains and KN Energy, Inc. is incorporated by reference from Plains Petroleum Company's
         Registration Statement on Form 10 dated August 21, 1985.
10.6B    Letter Agreement dated January 11, 1996, amending the Gas Purchase Contract, No. P-
         1090, dated April 20, 1984, between Plains and KN Energy, Inc. is incorporated by reference from Exhibit 10.5B of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1996.

10.7A  Revolving Credit Agreement dated as of July 19, 1995 among Barrett and Texas
       Commerce Bank National Association, as Agent, and Texas Commerce Bank National
       Association, Nations Bank of Texas, N.A., Bank of Montreal, Houston Agency,
       Colorado National Bank, and The First National Bank of Boston, as the "Banks", is
       incorporated by reference from Exhibit 10.6 to Barrett's Annual Report on Form 10-K for the year ended December 31, 1995.
10.7B  First Amendment to Revolving Credit Agreement dated October 31, 1996 between and among Barrett, Agent and the Banks is incorporated by reference from Exhibit 10.1 to Amendment No. 2 to Barrett's Registration Statement on Form S-3 (File No. 333 -
       19363) dated February 10, 1997.
10.7C  Second Amendment to Revolving Credit Agreement dated February 10, 1997 between and among Barrett, the Agent, and the Banks is incorporated by reference from Exhibit
       10.2 to Amendment No. 2 to Barrett's Registration Statement on Form S-3 (File No.
       333 -19363) dated February 10, 1997.
10.7D  Amended and Restated Credit Agreement dated November 12, 1997 between and among
       Barrett, the Agent, the Banks, and The Chase Manhattan Bank as the "Competitive Bid
       Auction Agent".
10.7E  First Amendment to Amended and Restated Credit Agreement dated December 19, 1997 between and among Barrett, the Agent, the Banks, and the Competitive Bid Auction
       Agent.
10.8   Severance Protection Agreement dated February 6, 1998 between Barrett and William
       J. Barrett.
10.9A  Form of Severance Protection Agreement between Barrett and each of Paul R. Rady, A.
       Ralph Reed, J. Frank Keller, and Peter A. Dea.
10.9B  Schedule Identifying Material Differences Among Severance Protection Agreements
       between Barrett and each of Paul R. Rady, A. Ralph Reed, J. Frank Keller, and Peter
       A. Dea.
21     List of Subsidiaries.
23.1   Consent of Arthur Andersen LLP.
23.2   Consent of Ryder Scott Company.
23.3   Consent of Netherland, Sewell & Associates, Inc.
27     Financial Data Schedule.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Barrett Resources Corporation

  We have audited the accompanying consolidated balance sheets of Barrett Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrett Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Denver, Colorado
March 9, 1998

                         BARRETT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1997     1996
                                                              -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 14,479 $ 14,539
  Receivables, net...........................................  102,934   73,045
  Inventory..................................................    2,579      947
  Other current assets.......................................    1,701    1,156
                                                              -------- --------
    Total current assets.....................................  121,693   89,687
Net property and equipment (full cost method)................  747,175  487,258
Other assets, net............................................    3,833      --
                                                              -------- --------
                                                              $872,701 $576,945
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 61,870 $ 41,617
  Amounts payable to oil and gas property owners.............   27,174   18,496
  Production taxes payable...................................   17,945   13,830
  Accrued and other liabilities..............................   17,917    4,374
                                                              -------- --------
    Total current liabilities................................  124,906   78,317
Long term debt...............................................  266,437   70,000
Deferred income taxes........................................   68,977   50,908
Commitments and contingencies--Note 10
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding..............................      --       --
  Common stock, $.01 par value: 45,000,000 shares authorized,
   31,415,528 outstanding (31,330,361 at December 31, 1996)..      314      313
  Additional paid-in capital.................................  247,390  241,991
  Retained earnings..........................................  164,677  135,416
                                                              -------- --------
    Total stockholders' equity...............................  412,381  377,720
                                                              -------- --------
                                                              $872,701 $576,945
                                                              ======== ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1997     1996     1995
                                                    -------- -------- --------
Revenues:
  Oil and gas production........................... $206,907 $151,737 $ 96,996
  Trading revenues.................................  171,140   46,862   28,554
  Interest income..................................    1,573      760      714
  Other income.....................................    2,980    3,213    1,752
                                                    -------- -------- --------
                                                     382,600  202,572  128,016
Operating expenses:
  Lease operating expenses.........................   57,904   47,642   34,525
  Depreciation, depletion and amortization.........   72,389   45,775   33,480
  Cost of trading..................................  165,218   44,036   27,611
  General and administrative.......................   24,890   16,947   13,426
  Interest expense.................................   13,243    3,684    4,631
  Other expenses, net..............................    1,770      --       588
  Merger and reorganization expense................      --       --    14,161
                                                    -------- -------- --------
                                                     335,414  158,084  128,422
                                                    -------- -------- --------
Income (loss) before income taxes..................   47,186   44,488     (406)
Provision for income taxes.........................   17,925   14,962    1,834
                                                    -------- -------- --------
Net income (loss).................................. $ 29,261 $ 29,526 $ (2,240)
                                                    ======== ======== ========
Earnings (loss) per common share
  Basic............................................ $    .93 $   1.04 $   (.09)
                                                    ======== ======== ========
  Assuming dilution................................ $    .92 $   1.02 $   (.09)
                                                    ======== ======== ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                    ADDITIONAL                        TOTAL
                             COMMON  PAID-IN   TREASURY RETAINED  STOCKHOLDERS'
                             STOCK   CAPITAL    STOCK   EARNINGS     EQUITY
                             ------ ---------- -------- --------  -------------
Balance, December 31, 1994..  $247   $ 78,628   $  (43) $109,304    $188,136
  Exercise of stock options.     4      7,690     (588)      --        7,106
  Retirement of treasury
   stock....................   --        (164)     164       --          --
  Cash dividends--Plains
   common stock.............   --         --       --     (1,174)     (1,174)
  Net loss for the year
   ended December 31, 1995..   --         --       --     (2,240)     (2,240)
                              ----   --------   ------  --------    --------
Balance, December 31, 1995..   251     86,154     (467)  105,890     191,828
  Exercise of stock options.     2      4,077     (527)      --        3,552
  Purchase of treasury
   stock....................   --         --      (351)      --         (351)
  Retirement of treasury
   stock....................   --      (1,345)   1,345       --          --
  Stock issued in connection
   with property
   acquisitions.............     6     18,362      --        --       18,368
  Issuance of common stock,
   net......................    54    134,743      --        --      134,797
  Net income for the year
   ended December 31, 1996..   --         --       --     29,526      29,526
                              ----   --------   ------  --------    --------
Balance, December 31, 1996..   313    241,991      --    135,416     377,720
  Exercise of stock options.     1      1,389     (207)      --        1,183
  Purchase of treasury
   stock....................   --         --        (2)      --           (2)
  Retirement of treasury
   stock....................   --        (209)     209       --          --
  Fair value of put option
   issued in connection with
   property acquisitions....   --       4,219      --        --        4,219
  Net income for the year
   ended December 31, 1997..   --         --       --     29,261      29,261
                              ----   --------   ------  --------    --------
                              $314   $247,390   $  --   $164,677    $412,381
                              ====   ========   ======  ========    ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                   1997       1996       1995
                                                 ---------  ---------  --------
Cash flows from operations:
  Net income (loss)............................  $  29,261  $  29,526  $ (2,240)
  Adjustments needed to reconcile to net cash
   flow provided by operations:
    Depreciation, depletion and amortization...     72,743     45,775    33,480
    Unrealized (gain) loss on trading..........        --      (1,139)    1,139
    Deferred income taxes......................     18,069     13,655     1,798
  Other........................................        --         --       (787)
                                                 ---------  ---------  --------
                                                   120,073     87,817    33,390
Change in current assets and liabilities:
  Receivables..................................    (29,889)   (41,956)    3,433
  Other current assets.........................       (545)      (582)      525
  Accounts payable.............................     20,253     27,248      (524)
  Amounts due oil and gas owners...............      8,678      9,622    (2,725)
  Production taxes payable.....................      4,115      5,783       --
  Accrued and other liabilities................     12,749        742     1,439
                                                 ---------  ---------  --------
Net cash flow provided by operations...........    135,434     88,674    35,538
                                                 ---------  ---------  --------
Cash flows from investing activities:
  Proceeds from sales of oil and gas
   properties..................................     14,233      1,948       504
  Acquisitions of property and equipment.......   (341,167)  (202,610)  (82,758)
                                                 ---------  ---------  --------
Net cash flow used in investing activities.....   (326,934)  (200,662)  (82,254)
                                                 ---------  ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..      1,183    138,349     7,071
  Purchase of treasury stock...................         (2)      (351)      --
  Proceeds from long-term borrowing............    130,577     91,000   115,000
  Payments on long-term debt...................    (86,131)  (110,000)  (79,000)
  Proceeds from Senior Notes, net of offering
   costs.......................................    145,963        --        --
  Dividends paid...............................        --         --     (1,174)
  Other........................................       (150)       --        --
                                                 ---------  ---------  --------
Net cash flow provided by financing activities.    191,440    118,998    41,897
                                                 ---------  ---------  --------
Increase (decrease) in cash and cash
 equivalents...................................        (60)     7,010    (4,819)
Cash and cash equivalents at beginning of year.     14,539      7,529    12,348
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $  14,479  $  14,539  $  7,529
                                                 =========  =========  ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Barrett Resources Corporation (the "Company") is an independent natural gas and oil exploration and production company with producing properties located principally in the Mid-Continent states, the Gulf of Mexico and Rocky Mountain region of the United States. The Company also operates gas gathering systems and related facilities in certain areas in which the Company owns production. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties. In 1996, the Company commenced international activities with an exploration project in the Republic of Peru.

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

 Reclassifications

  Certain reclassifications have been made to 1996 and 1995 amounts to conform to the 1997 presentation.

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

                         BARRETT RESOURCES CORPORATION

  Capitalized costs are accumulated on a country-by-country basis subject to a cost center ceiling and amortized using the units-of-production method. The Company presently has two cost centers: the United States and Peru. Amortizable costs include developmental drilling in progress as well as estimates of future development costs of proved reserves but exclude the costs of unevaluated oil and gas properties. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from the long-lived asset impairment test requirement of Financial Accounting Standards No. 121, but will continue to be subject to the ceiling test limitations. Accumulated depreciation is written off as assets are retired. Depletion and amortization equaled approximately $.77, $.59 and $.55 per Mcfe ($4.60, $3.54 and $3.28 per BOE) during the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company leases nonproducing acreage for its exploration and development activities. The cost of these leases is included in unevaluated oil and gas property costs recorded at the lower of cost or fair market value.

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

  Gains or losses on hedging transactions are deferred until the physical transaction occurs for financial reporting purposes. Deferred gains and losses and unrealized gains and losses are evaluated in connection with the physical transaction underlying the hedge position. Hedging gains or losses significantly exceeding the price movement of the underlying physical transaction are recorded in the consolidated statements of income in the

                         BARRETT RESOURCES CORPORATION
period in which the lack of correlation occurred. Gains or losses on hedging activities are recorded in the consolidated statements of income as adjustments of the revenue or cost of the underlying physical transaction. Hedging transactions are reported as operating activities in the consolidated statements of cash flows.

 Earnings per share

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This pronouncement requires the presentation of the earnings per share ("EPS") based on the weighted-average number of common shares outstanding (referred to as basic earnings per share) and earnings per share giving effect to all dilutive potential common shares that were outstanding during the reporting period (referred to as diluted earnings per share or earnings per share-assuming dilution). In addition, this pronouncement requires restatement of earnings per share for all prior periods presented. As a result, the Company's reported earnings per share for 1996 and 1995 were restated.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                       1997    1996    1995
                                                      ------- ------- -------
                                                          (IN THOUSANDS)
Income (loss) available to common stockholders....... $29,261 $29,526 $(2,240)
                                                      ======= ======= =======
Weighted average number of common shares used in
 basic EPS...........................................  31,367  28,388  24,858
Effect of dilutive securities (see Note 7):
  Stock options......................................     466     432     --
  Written put option.................................     107     --      --
                                                      ------- ------- -------
Weighted number of common shares and dilutive
 potential common stock used in EPS assuming
 dilution............................................  31,940  28,820  24,858
                                                      ======= ======= =======

  Options on 986,546 shares of common stock were not included in computing diluted EPS for 1995 because their effects were antidilutive. The written put option was issued in 1997.

CHANGE IN FISCAL YEAR

  On July 18, 1995, the Company changed its fiscal year-end from September 30 to December 31.

2. MERGER

  On July 18, 1995 Plains Petroleum Company ("Plains") was merged with and into a subsidiary of the Company, resulting in Plains becoming a wholly owned subsidiary of the Company. Approximately 12.8 million shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Plains. Additionally, outstanding options to acquire Plains common stock were converted to options to acquire approximately 593,000 shares of the Company's common stock. In connection with the merger, the Company's authorized number of shares of common stock was increased to 35 million shares. The merger was accounted for as a pooling of interests.

  Plains used the successful efforts method of accounting for its oil and gas exploration and development activities. In conjunction with the merger, Plains adopted the full cost method used by the Company resulting in

                         BARRETT RESOURCES CORPORATION
increases of net property and equipment due to the capitalization of exploration costs, reversal of impairment and adjustments of depreciation, depletion and amortization expense for periods prior to the merger.

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

3. RECEIVABLES

                                                                 1997    1996
                                                               -------- -------
                                                                (IN THOUSANDS)
     Oil and gas revenue and trading receivables.............. $ 78,962 $48,161
     Joint interest billings..................................   22,672  21,497
     Other accounts receivable................................    1,300   3,387
                                                               -------- -------
                                                               $102,934 $73,045
                                                               ======== =======

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

  As of December 31, 1997 and 1996, receivables are recorded net of allowance for doubtful accounts of $694,000 and $229,000, respectively.

4. PROPERTY AND EQUIPMENT

                                                                1997      1996
                                                             ---------- --------
                                                                (IN THOUSANDS)
                                                             -------------------
     Oil and gas properties, full cost method:
       Unevaluated costs, not being amortized..............  $  119,737 $ 82,126
       Evaluated costs.....................................     848,333  563,068
       Gas gathering systems...............................      32,312   28,219
     Furniture, vehicles and equipment.....................      13,421    8,487
                                                             ---------- --------
                                                              1,013,803  681,900
     Less accumulated depreciation, depletion, amortization
      and impairment.......................................     266,628  194,642
                                                             ---------- --------
                                                             $  747,175 $487,258
                                                             ========== ========

                         BARRETT RESOURCES CORPORATION

5. UNEVALUATED OIL AND GAS PROPERTY COSTS

  Unevaluated oil and gas property costs associated with unevaluated properties and major development projects consist of the following:

                                                      COSTS INCURRED DURING
                                                 -------------------------------
                                                  1997    1996    1995   TOTAL
                                                 ------- ------- ------ --------
                                                          (IN THOUSANDS)
   Acquisition costs
     United States.............................. $50,711 $24,079 $2,773 $ 77,563
     Peru.......................................   2,865   1,229    --     4,094
   Exploration costs
     United States..............................  23,237   7,094     17   30,348
     Peru.......................................   7,732     --     --     7,732
                                                 ------- ------- ------ --------
                                                 $84,545 $32,402 $2,790 $119,737
                                                 ======= ======= ====== ========

  The unevaluated costs were incurred for projects which are being explored. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within the next five years.

6. LONG-TERM DEBT

                                                                  1997    1996
                                                                -------- -------
                                                                 (IN THOUSANDS)
     Line of Credit............................................ $100,000 $70,000
     7.55% Senior Notes........................................  150,000     --
     Production Payments.......................................   17,231     --
                                                                -------- -------
     Total.....................................................  267,231  70,000
     Less: current portion.....................................      794     --
                                                                -------- -------
     Long-term debt............................................ $266,437 $70,000
                                                                ======== =======

 Line of Credit

  The Company has a reserve-based line of credit with a group of banks which provides up to $250 million, maturing September 30, 2002. The amount actually available to the Company under the line at any given time is limited to the collateral value of proved reserves as determined by the lenders. Based on the lenders' determination of collateral value, as of December 31, 1997 (which was based on an unaudited June 30, 1997 reserve report), the Company's borrowing limit was $150 million. The lenders are currently reviewing the December 31, 1997 reserve report to determine current collateral value at which time the borrowing base could change. The Company is required to pay only interest during the revolving period. At its option, the Company has elected to use the London interbank eurodollar rate (LIBOR) plus a spread ranging from .185 percent to .625 percent (depending on the Company's Senior Debt Rating and the ratio of the Company's outstanding indebtness to its earnings before interest, taxes and depreciation, depletion and amortization) for a substantial portion of the outstanding balance. As of December 31, 1997 the Company's outstanding balance under the line of credit was $100 million of which $90 million was accruing interest at an average LIBOR based rate of 6.31 percent and $10 million was accruing interest on a prime based rate of 8.5 percent. The line of credit agreement provides for facility fees ranging between 9/100 of one percent and 37.5/100 of one percent of the lesser of the available commitment and the borrowing base. The Credit Agreement restricts the payment of dividends, borrowings, sale of assets, loans to others, and investment and merger activity over certain limits

                         BARRETT RESOURCES CORPORATION
without the prior consent of the banks and requires the Company to maintain certain net worth and debt to equity levels.

 7.55% Senior Notes

  In February 1997, the Company completed a public offering of $150 million (principal amount) of its 7.55% Senior Notes due 2007 ("Notes"). A portion of the net proceeds from the offering was used to repay the Company's existing line of credit. The Notes are senior unsecured obligations of the Company ranking equally in right of payment to all existing and future senior indebtedness of the Company. At the option of the Company, the Notes may be redeemed at any time, in whole or in part, by paying an amount specified for a make-whole premium. The indenture of the Notes limits the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions, and engage in certain merger, consolidation or reorganization transactions. Interest is paid semi-annually on February 1 and August 1 of each year.

 Production Payments

  In January 1997, the Company assumed a production payment in an acquisition of properties with a term of three years. Payments of the production payment liability is funded from production from the properties.

  In November 1997, the Company sold its interest in certain Colorado properties to an investment group which includes a Company subsidiary. For accounting purposes, the Company has treated the sale as a non-recourse monetary production payment reflected in long-term liabilities on the balance sheet. Net of transaction costs, the proceeds from the sale were approximately $15.5 million in cash. Payments of the production payment liability are funded from the operating cash flow of the properties, less funds required for working capital purposes. The liability is expected to be fully repaid by 2003.

  The aggregate amount of long-term debt maturities (including estimated operating cash flows from properties designated for production payments) for each of the five years after 1997 are: $1 million, $3.7 million, $3.2 million, $2.8 million and $102.6 million.

 Fair Value of Financial Instruments

  The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Based on the variable borrowing rates and re-pricing terms currently available to the Company for the line of credit, the carrying amounts of the Company's line of credit and the production payment liabilities approximate fair value. The fair value of the Notes was $166.1 million at December 31, 1997.

7. COMMON STOCK AND OPTIONS

 Common Stock

  In conjunction with a property acquisition transaction executed in April 1997, the Company issued a written put option that obligates the Company to issue 150,000 shares of its common stock to the holder of the option should the holder elect to exercise this option. The Company will receive the holder's minority interest in a subsidiary of the Company. This option can be exercised by the holder at any time prior to January 31, 2012. In addition, the Company has a written call option, exercisable between January 1, 2002 and January 31, 2012, that gives it the right to purchase the minority interest by issuing the aforementioned common shares. The put option was recorded to additional paid-in capital at a fair market value totaling $4.2 million, the value of the Company's common stock to be issued pursuant to the option. The fair market value was based on the market price of the Company's common stock at the date the option was issued.

                         BARRETT RESOURCES CORPORATION

  In June 1997, the Company's shareholders voted to increase the authorized number of shares of the Company's common stock from 35 million to 45 million.

  In June 1996, the Company issued 5.4 million shares of common stock for $26.375 per share in a public offering. The net proceeds from the issuance of the shares totaled approximately $134.8 million after deducting issuance costs and underwriting fees.

  Barrett has a stock purchase rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts.

 Stock Options

  The Company has three employee stock option plans, a 1990 Plan, a 1994 Plan and a 1997 Plan, under which the Company's common stock may be granted to officers and employees of the Company and subsidiaries. The 1990 Plan provides for the granting of options to purchase 775,000 shares. The 1994 Plan, as amended, provides for the granting of options to purchase 1,000,000 shares of the Company's common stock. The 1997 Plan, provides for the granting of options to purchase 1,500,000 shares of the Company's common stock. In addition, the Company has a non-discretionary stock option plan, as amended, under which options for an aggregate of 300,000 shares of the Company's common stock may be granted to non-employee directors. In connection with the merger discussed in Note 2, the Company assumed preexisting stock option plans of Plains and converted all options then outstanding into options to acquire shares of the Company's common stock. No further options will be granted under the Plains' plans.

  The exercise price of each option is equal to the market price of the Company's stock on the date of grant. Options under the Company's plans generally become exercisable in equal installments on each of the first four anniversaries of the date of grant. All options granted under the Plains option plans are exercisable. The options expire, to the extent not exercised, between two and ten years after the date of the grant, or within 30 days after the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options.

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

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
     Net income (loss)
       As reported..................................... $29,261 $29,526 $(2,240)
       Pro forma....................................... $22,301 $27,277 $(2,485)
     Net income (loss) per share
       As reported
         Basic......................................... $   .93 $  1.04 $  (.09)
         Diluted....................................... $   .92 $  1.02 $  (.09)
       Pro forma
         Basic......................................... $   .71 $   .96 $  (.10)
         Diluted....................................... $   .70 $   .95 $  (.10)

                         BARRETT RESOURCES CORPORATION

  Changes in outstanding stock options under these plans are summarized as follows:

                                 1997                 1996                 1995
                          -------------------- -------------------- --------------------
                                     WEIGHTED-            WEIGHTED-            WEIGHTED-
                          NUMBER OF   AVERAGE  NUMBER OF   AVERAGE  NUMBER OF   AVERAGE
                           OPTION    EXERCISE   OPTION    EXERCISE   OPTION    EXERCISE
                            SHARES     PRICE    SHARES      PRICE     SHARES     PRICE
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  1,481,559   $22.50     986,546   $16.89   1,359,791   $16.06
Granted.................    787,250    33.18     727,600    28.59     110,000    22.69
Exercised...............    (83,851)   16.48    (230,897)   17.72    (425,969)   14.70
Forfeited...............    (96,750)   32.74      (1,690)   23.96     (57,276)   24.48
                          ---------            ---------            ---------
Outstanding at end of
 year...................  2,088,208            1,481,559    22.50     986,546    16.89
                          =========            =========            =========
Options exercisable at
 year end...............    718,633              392,959              417,121
Weighted-average fair
 value of options
 granted during the
 year...................  $   20.69            $   17.74            $   14.23

  The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following weighted-average assumptions used:

                                                            1997   1996   1995
                                                            -----  -----  -----
     Expected option life--years...........................  5.44   4.90   4.90
     Risk-free interest rate...............................  6.78%  6.44%  6.68%
     Dividend yield........................................     0      0      0
     Volatility............................................ 57.47% 69.54% 69.54%

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                                              STOCK OPTIONS
                         STOCK OPTIONS OUTSTANDING             EXERCISABLE
                   -------------------------------------- ---------------------
                                  WEIGHTED-     WEIGHTED-             WEIGHTED-
                     NUMBER        AVERAGE       AVERAGE    NUMBER     AVERAGE
  RANGE OF         OUTSTANDING    REMAINING     EXERCISE  EXERCISABLE EXERCISE
EXERCISE PRICES    AT 12/31/97 CONTRACTUAL LIFE   PRICE   AT 12/31/97   PRICE
---------------    ----------- ---------------- --------- ----------- ---------
  $ 5-16..........    297,195        1.3         $12.71     208,045    $12.47
   16-21..........    288,789        2.8          18.72     229,064     18.72
   21-30..........    556,224        4.8          24.68     206,524     24.34
   30-43..........    946,000        6.0          33.82      75,000     35.61
                    ---------                               -------
                    2,088,208        4.6          26.29     718,633     20.29
                    =========                               =======

8. RETIREMENT BENEFITS

 Current Plan Benefits

  The Company has a voluntary 401(k) employee savings plan. Under this plan, as amended, the Company matches 100% of each participating employee's contribution, up to a maximum of 6% of base salary, with one-half of the match paid in cash and one-half of the match paid in the Company's common stock. Prior to April 1, 1996, the Company matched 50% of each of the participating employees contributions, up to a maximum of 6% of base salary. The employee's rights to the Company's matching contributions are subject to a vesting schedule. Company contributions were $434,000, $341,000 and $239,000 in 1997, 1996 and 1995, respectively.

                         BARRETT RESOURCES CORPORATION

 Plains' Pre-merger Benefit Plans

  Plains had several employee benefit plans. Pursuant to the terms of the merger agreement between Plains and the Company, these plans were terminated in 1995 and plan assets were distributed to the participants as described below. Plains' defined benefit, profit-sharing and matching 401(k) contributions totaled $281,000 for the 1995 plan year.

  The Plains' profit-sharing and 401(k) plans were terminated July 1, 1995 and the pension plan was terminated September 18, 1995. Internal Revenue Service approval for termination of these plans was received in January 1996. Final distribution of plan assets was made to participants during 1996.

  Plains' executive deferred compensation plan and directors' deferred plan permitted the deferral of current salary or directors' fees for the purpose of providing funds at retirement or death for employees, directors and their beneficiaries. These plans were terminated effective June 30, 1995. The final distribution was made to the participants by the trustee of the assets in January 1998.

  Concurrently with the effective date of the merger, Plains' postretirement healthcare benefit and salary continuation plans were terminated. Participants in the salary continuation plan received (1) a lump sum benefit equal to the present value of the remaining monthly payments if receiving Death Benefits under the plan at the date of the termination, or (2) insurance polices, the cost of which was limited to the cash values of the life insurance policies owned by Plains. Benefits associated with the postretirement healthcare benefit plan were terminated and, accordingly, accrued postretirement benefit costs were relieved.

9. HEDGING ACTIVITIES

 Hedging for Production

  The Company uses swap agreements to reduce the effect of natural gas price volatility on a portion of its natural gas production. The objective of its hedging activities is to achieve more predictable revenues and cash flows. In a typical swap agreement, on a monthly basis for the term of the swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index. The Company reviews and monitors the credit standing of the counter party to each of its swap agreements and believes that the counter party will fully comply with its contractual obligations.

  As of December 31, 1997, the Company had in effect outstanding natural gas swaps associated with its Rocky Mountain natural gas production of 25.1 Bcf for the year 1998 and 104 Bcf for the period of January 1999 through February 2003. Fixed prices associated with these swaps ranges from $1.71 to $2.24 per MMBtu for 1998 and from $1.71 to $1.79 per MMBtu for January 1999 through February 2003.

  At year end 1996, the Company had outstanding natural gas swaps associated with Rocky Mountain production of approximately 8.8 Bcf for January through October 1997 with fixed prices ranging between $1.45 and $2.01 per MMBtu.

  Hedging gains and losses are recorded when the related gas or oil production has been produced or delivered or the financial instrument expires, and offset prices that have been received for natural gas and oil production. Net hedging gains (losses) are included in oil and gas revenues. For the years ended December 31, 1997, 1996 and 1995, the Company's gains (losses) under its production swap agreements were $(4.3) million, $(5.0) million and $0.4 million, respectively. Included in 1995 is a hedging cost of approximately $1.2 million relating to a portion of the Company's hedging positions at December 31, 1995 which did not qualify for hedge accounting due to reduced correlation between the index price and the prices to be realized for certain physical gas

                         BARRETT RESOURCES CORPORATION
deliveries. The unrealized hedging costs were recorded as a liability in 1995 and offset realized hedging costs as the respective hedges were settled in 1996.

 Hedging for Trading Activities

  At year end 1997, the Company had in effect outstanding natural gas swaps associated with its natural gas trading activities of 25.9 Bcf for January through March 1998 with fixed prices of $1.58 to $3.12 per MMBtu and 14.4 Bcf for April 1998 through October 1999 with fixed prices of $1.31 to $1.83 per MMBtu. These swaps are in place to cover fixed price purchases and sales.

10. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The minimum future payments under the terms of operating leases, principally for office space, are as follows:

      YEAR ENDED
     DECEMBER 31,
     ------------                                                 (IN THOUSANDS)
       1998......................................................     $1,390
       1999......................................................      1,295
       2000......................................................      1,167
       2001......................................................        564
       2002......................................................        113
                                                                      ------
                                                                      $4,529
                                                                      ======

  Total minimum future rental payments have not been reduced by $238,000 of sublease rentals to be received in the future. Rent expense was $1,055,000, $990,000 and $956,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

 Litigation

  The Internal Revenue Service (IRS) has examined the federal tax returns of Plains, a subsidiary of Barrett Resources Corporation, for pre-merger calendar years 1991, 1992 and 1993. The IRS issued a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest. The IRS Notice of Deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination. These net operating losses originally had been incurred by companies that were acquired by Tri-Power Petroleum, Inc. which was then acquired by Plains in 1986. For years following 1993, the Company has additional net operating loss carryforwards of approximately $30 million related to the same acquisition.

  Management disagrees with the IRS position. In management's opinion, the federal tax returns of Plains reflect the proper federal income tax liability and the existing net operating loss carryforwards are appropriate as supported by relevant authority. The Company is vigorously contesting these proposed adjustments and believes it will prevail in its positions. In this connection, the Company filed a petition on November 29, 1996 with the United States Court requesting a redetermination of the IRS's Notice of Deficiency. A May 4, 1998 trial date has been set.

  An August 1996 United States Court of Appeals decision reversed a Federal Energy Regulatory Commission's decision with respect to producer reimbursement of Kansas ad valorem tax as an add-on to the

                         BARRETT RESOURCES CORPORATION
maximum lawful price under the Natural Gas Policy Act of 1978. As a result of the Court Appeals decision, for the year 1997, the Company recorded a $2.7 million liability refund which was partially offset by a $700,000 receivable recoverable from other working, royalty and net profits interest owners. The Company has received an additional refund statement of $2.85 million ($2.02 million net to the Company) for Kansas ad valorem tax reimbursements relating to the period of October 1984 through September 1985. The Company believes that it is not responsible for this latter refund amount and is disputing the claim.

  At December 31, 1997, the Company was a party to certain other legal proceedings which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion the liability, individually or in the aggregate, if any, to the Company resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Environmental

  At year end 1997, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and in management's opinion is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

11. INCOME TAXES

  The provision for income taxes consists of the following:

                                                         1997     1996    1995
                                                        -------  ------- ------
                                                            (IN THOUSANDS)
   Current:
     Federal........................................... $    87  $   513 $  269
     State.............................................    (231)     794   (233)
                                                        -------  ------- ------
                                                           (144)   1,307     36
   Deferred:
     Federal...........................................  17,345   12,833  2,039
     State.............................................     724      822   (241)
                                                        -------  ------- ------
                                                         18,069   13,655  1,798
                                                        -------  ------- ------
                                                        $17,925  $14,962 $1,834
                                                        =======  ======= ======

  The difference between the provision for income taxes and the amounts which would be determined by applying the statutory federal income tax rate to income before provision for income taxes is analyzed below:

                                                       1997    1996     1995
                                                      ------- -------  ------
                                                          (IN THOUSANDS)
   Tax by applying the statutory federal income tax
    rate to pretax accounting income (loss).......... $16,515 $15,571  $ (138)
   Increase (decrease) in tax from:
     Change in valuation allowance...................     --      --      396
     State income taxes..............................     493   1,616    (474)
     Non-deductible merger costs.....................     --      --    2,429
     Other, net......................................     917  (2,225)   (379)
                                                      ------- -------  ------
                                                      $17,925 $14,962  $1,834
                                                      ======= =======  ======

                         BARRETT RESOURCES CORPORATION

  Long-term deferred tax assets (liabilities) are comprised of the following at December 31, 1997 and 1996:

                                                             1997       1996
                                                           ---------  --------
                                                             (IN THOUSANDS)
   Deferred tax assets:
     Allowance for losses................................. $     --   $     88
     Partnership activities...............................     8,549       --
     Loss carryforwards and other.........................    44,400    27,957
                                                           ---------  --------
       Gross deferred tax assets..........................    52,949    28,045
   Deferred tax liabilities:
     Deferred revenue--partnership activities.............       --     (1,182)
     Depreciation, depletion and amortization.............  (120,504)  (76,458)
     Capitalized interest on other assets.................      (229)     (120)
                                                           ---------  --------
       Gross deferred tax liabilities.....................  (120,733)  (77,760)
                                                           ---------  --------
   Net deferred tax liability.............................   (67,784)  (49,715)
   Valuation allowance....................................    (1,193)   (1,193)
                                                           ---------  --------
                                                           $ (68,977) $(50,908)
                                                           =========  ========

  Valuation allowances of $1,193,000 were provided at both December 31, 1997 and 1996 based on carryforward amounts which may not be utilized before expiration.

  The Company has net operating loss and investment tax credit carryforwards available totaling $112.4 million and $.5 million, respectively, which expire in the years 1998 through 2010.

  The 1995 merger with Plains also resulted in a change in the Company's and Plains' ownership as defined by Section 382 of the Internal Revenue Code. The change effectively limits the annual utilization of the Company's and Plains' remaining net operating losses arising prior to the merger to $15,831,000 per year for the Company. Portions of the above limitations which are not used each year may be carried forward to future years.

12. SUPPLEMENTAL CASH FLOW SCHEDULES AND INFORMATION

CASH PAID DURING YEARS

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Income tax............................................. $  824 $  416 $   65
   Interest...............................................  8,079  3,809  5,129

  Supplemental information of noncash investing and financing activities:

   Issuance of common stock exchanged for treasury shares
    in cashless option transactions....................... $  207 $  527 $  545

  During 1997, in separate transactions, the Company assumed a production payment with a value of $2.8 million and issued a written put option on 150,000 shares of the Company's common stock with a market value of $4.2 million (at the date of issue) in acquisitions of interests in oil and gas properties located in the Uinta and Piceance Basins, respectively.

                         BARRETT RESOURCES CORPORATION

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

13. RELATED PARTIES

  During 1997, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

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

  During the years ended December 31, 1996 and 1995, Zenith was billed by the Company as operator, approximately, $77,000 and $1,062,000, respectively, for Zenith's portion of lease operating expenses and development costs in certain leases operated by the Company. Also, as a result of Zenith's working interest in those leases, Zenith received approximately $448,000 and $942,000 as its share of revenues for 1996 and 1995, respectively.

                         BARRETT RESOURCES CORPORATION

14. QUARTERLY INFORMATION (UNAUDITED)

                                                      THREE MONTHS ENDED
                                               ---------------------------------
                                               3/31/97 6/30/97 9/30/97  12/31/97
                                               ------- ------- -------- --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
1997
Net revenues.................................. $75,768 $70,496 $ 88,660 $145,049
Gross margin..................................  23,404  15,621   16,774   28,663
Income from operations........................  15,988   7,077    7,464   16,657
Net income....................................   9,913   4,387    4,629   10,332
Net income per share:
  Basic.......................................     .32     .14      .15      .33
  Assuming dilution...........................     .31     .14      .14      .32
                                                      THREE MONTHS ENDED
                                               ---------------------------------
                                               3/31/96 6/30/96 9/30/96  12/31/96
                                               ------- ------- -------- --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
1996
Net revenues.................................. $41,985 $46,910 $ 46,060 $ 66,298
Gross margin..................................  10,420  15,190   15,010   23,180
Income from operations........................   5,573  10,651   11,128   17,136
Net income....................................   3,456   6,605    6,898   12,567
Net income per share:
  Basic.......................................     .14     .26      .22      .40
  Assuming dilution...........................     .14     .25      .22      .39

                     SUPPLEMENTAL OIL AND GAS INFORMATION


  The following information, pertaining to the Company's oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995, is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure About Oil and Gas Producing Activities" (FSAS No. 69).

 MAJOR PURCHASER

  During 1997, one natural gas purchaser accounted for 8 percent of the Company's total revenue (16 percent of oil and gas revenues.) Sales of gas to this same purchaser represented 11 percent and 18 percent of total revenues in 1996 and 1995, respectively.

 COST INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

  The following costs were incurred by the Company in oil and gas property acquisition, exploration, and development activities during the years ended December 31:

                                                     1997      1996     1995
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Acquisition of evaluated properties............... $ 45,148  $ 68,157  $ 7,429
Acquisition of unevaluated properties:
 United States....................................   63,643    45,051    8,383
 Peru.............................................   10,597     1,229      --
Exploration costs.................................  118,779    32,086   23,272
Development costs.................................   93,701    69,651   33,029
Other, principally proceeds from mineral convey-
 ances............................................  (14,253)   (1,948)    (426)
                                                   --------  --------  -------
Total additions to oil and gas properties......... $317,615  $214,226  $71,687
                                                   ========  ========  =======

  Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, dry holes, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells.

  In addition, the Company incurred costs of $3.9 million in 1997 for various supporting production facilities consisting principally of natural gas gathering systems and processing plants. Production facility expenditures for 1996 and 1995 were $15.1 million and $1.3 million.

                         BARRETT RESOURCES CORPORATION

OIL AND GAS RESERVES (UNAUDITED)

  The following reserve related information for 1997 is based on estimates prepared by the Company. All of the Company's reserves are located in the United States. The 1997 reserve information for the Company was reviewed by Ryder Scott, an independent reservoir engineer. The Company's 1996 and 1995 reserves, exclusive of Plains, were prepared by the Company and reviewed by Ryder Scott as of December 31, 1996 and December 31, 1995. The 1995 proved developed reserve estimates of Plains were prepared by Netherland, Sewell & Associates, Inc. whereas the proved undeveloped reserve estimates were prepared by Plains. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                 1997              1996             1995
                            ----------------  ---------------  ---------------
                              OIL      GAS     OIL      GAS     OIL      GAS
                             (MBBL)   (MMCF)  (MBBL)   (MMCF)  (MBBL)   (MMCF)
                            -------  -------  ------  -------  ------  -------
                                            (IN THOUSANDS)
Proved developed and
 undeveloped reserves:
Beginning of year.........   23,231  674,893  12,967  513,531  11,444  458,820
Revisions of previous
 estimates................  (11,651) (54,945)   (210)    (778)  1,209   (3,805)
Purchase of minerals in
 place....................    1,910   52,303   6,628   95,914     831    3,983
Extensions and
 discoveries..............    8,287  258,520   6,029  127,547   1,232  102,329
Production................   (2,235) (76,625) (1,913) (60,883) (1,702) (47,692)
Sale of minerals in place.     (891)  (2,902)   (270)    (438)    (47)    (104)
                            -------  -------  ------  -------  ------  -------
End of year...............   18,651  851,244  23,231  674,893  12,967  513,531
                            =======  =======  ======  =======  ======  =======
Proved developed reserves:
Beginning of year.........   15,773  511,645  11,669  419,672   7,848  393,051
                            =======  =======  ======  =======  ======  =======
End of year...............   10,751  553,787  15,773  511,645  11,669  419,672
                            =======  =======  ======  =======  ======  =======

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

                         BARRETT RESOURCES CORPORATION

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

                                                1997        1996        1995
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
   Future cash inflows.....................  $2,158,461  $2,893,217  $1,132,711
   Future production costs.................    (608,123)   (773,233)   (355,756)
   Future development costs................    (250,467)   (152,141)    (46,888)
   Future income tax expenses..............    (306,946)   (628,901)   (207,922)
                                             ----------  ----------  ----------
   Future net cash flows...................     992,925   1,338,942     522,145
   10% annual discount for estimated timing
    of cash flows..........................    (428,794)   (574,139)   (212,271)
                                             ----------  ----------  ----------
   Standardized measure of discounted
    future net cash flows..................  $  564,131  $  764,803  $  309,874
                                             ==========  ==========  ==========

  The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                   1997       1996       1995
                                                 ---------  ---------  --------
                                                        (IN THOUSANDS)
   Net change in sales price and production
    costs......................................  $(457,246) $ 415,937  $ 24,558
   Changes in estimated future development
    costs......................................     43,391     16,288    10,301
   Sales and transfers of oil and gas produced,
    net of production costs....................   (152,536)  (110,341)  (62,294)
   Net change due to extensions and
    discoveries................................    195,992    230,797    85,524
   Net change due to purchases and sales of
    minerals in place..........................     32,153    167,235     7,424
   Net change due to revisions in quantities...   (122,656)   (41,486)   (1,393)
   Net change in income taxes..................    183,901   (249,836)  (33,172)
   Accretion of discount.......................     69,881     28,053    23,112
   Other, principally revisions in estimates of
    timing of production.......................      6,448     (1,718)   13,193
                                                 ---------  ---------  --------
   Net changes.................................   (200,672)   454,929    67,253
   Balance, beginning of year..................    764,803    309,874   242,621
                                                 ---------  ---------  --------
   Balance, end of year........................  $ 564,131  $ 764,803  $309,874
                                                 =========  =========  ========

  The December 31, 1997 weighted average prices utilized for purposes of estimating the Company's proved reserves and future net revenues were $15.52 per barrel of oil and $2.19 per Mcf of natural gas.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BARRETT RESOURCES CORPORATION

Date: March 6, 1998

                                            By:      /s/ PAUL M. RADY
                                                        PAUL M. RADY
                                                 PRESIDENT, CHIEF EXECUTIVE
                                                          OFFICER

Date: March 6, 1998

                                          By:       /s/ JOHN F. KELLER
                                                       JOHN F. KELLER
                                                  CHIEF FINANCIAL OFFICER,
                                                AND PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER

             SIGNATURE               TITLE                             DATE
             ---------               -----                             ----
/S/ WILLIAM J. BARRETT               Director                      March 6, 1998
------------------------------------
    WILLIAM J. BARRETT

/S/ C. ROBERT BUFORD                 Director                      March 6, 1998
------------------------------------
    C. ROBERT BUFORD

/S/ DERRILL CODY                     Director                      March 6, 1998
------------------------------------
    DERRILL CODY

/S/ JAMES M. FITZGIBBONS             Director                      March 6, 1998
------------------------------------
    JAMES M. FITZGIBBONS

/S/ WILLIAM W. GRANT, III            Director                      March 6, 1998
------------------------------------
    WILLIAM W. GRANT, III

/S/ JOHN F. KELLER                   Director                      March 6, 1998
------------------------------------
    JOHN F. KELLER

/S/ PAUL M. RADY                     Director                      March 6, 1998
------------------------------------
    PAUL M. RADY

/S/ A. RALPH REED                    Director                      March 6, 1998
------------------------------------
    A. RALPH REED

/S/ JAMES T. RODGERS                 Director                      March 6, 1998
------------------------------------
    JAMES T. RODGERS

             SIGNATURE               TITLE                             DATE
             ---------               -----                             ----
/S/ PHILIPPE SCHREIBER               Director                      March 6, 1998
------------------------------------
    PHILIPPE S.E. SCHREIBER

/S/ HARRY S. WELCH                   Director                      March 6, 1998
------------------------------------
    HARRY S. WELCH