Form 10-Q
period 1998-03-31
BARRETT RESOURCES CORP
filed 1998-05-11
CIK 351993

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
              EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1998
                               -----------------------------------------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
        EXCHANGE ACT OF 1934.

For the transition period from _____________________  to  ____________________


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

     There were 31,724,839 shares of the registrant's $.01 par value common stock outstanding as of May 7, 1998.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.     FINANCIAL INFORMATION                                      PAGE
                                                                       ----


            Item 1.     Financial Statements

                        Consolidated Condensed Balance
                        Sheets - March 31, 1998 and
                        December 31, 1997..............................  3

                        Consolidated Condensed Statements of
                        Income - Three Months Ended
                        March 31, 1998 and 1997........................  4

                        Consolidated Condensed Statements of
                        Cash Flows - Three Months Ended
                        March 31, 1998 and 1997........................  5

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations .................................  9


PART II.  OTHER INFORMATION

            Item 1.     Legal Proceedings.............................. 13
            Item 6.     Exhibits and Reports on Form 8-K............... 13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                  March 31,    December 31,
                                                    1998           1997
                                               ------------   ------------
ASSETS                                          (Unaudited)
Current assets:
 Cash and cash equivalents                         $ 12,055       $ 14,479
 Receivables, net                                    87,958        102,934
 Inventory                                            1,327          2,579
 Other current assets                                 1,199          1,701
                                               ------------   ------------
  Total current assets                              102,539        121,693

Property and equipment, net                         785,498        747,175
Other assets, net                                     3,727          3,833
                                               ------------   ------------
                                                   $891,764       $872,701
                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $ 74,242       $ 61,870
 Amounts payable to oil and gas property
  owners                                             21,346         27,174
 Production taxes payable                            19,698         17,945
 Accrued and other liabilities                       14,071         17,917
                                               ------------   ------------
   Total current liabilities                        129,357        124,906

Long-term debt                                      262,018        266,437

Deferred income taxes                                72,635         68,977

Stockholders' equity:
 Preferred stock, $.001 par value:  1,000,000
  shares authorized, none outstanding                   --             --
 Common stock, $.01 par value:  45,000,000
  shares authorized; 31,682,395 issued
  (31,415,528 at December 31, 1997)                     317            314
 Additional paid-in capital                         256,546        247,390
 Retained earnings                                  170,891        164,677
                                               ------------   ------------
  Total stockholders' equity                        427,754        412,381
                                               ------------   ------------
                                                   $891,764       $872,701
                                               ============   ============

                            See Accompanying Notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)



                                                  Three Months Ended
                                               ------------------------
                                                March 31,     March 31,
                                                  1998          1997
                                               ----------    ----------


Revenues:
  Oil and gas production                       $   54,227    $   53,035
  Trading revenues                                 74,857        22,267
  Revenue from gas gathering                          845           466
  Interest income                                     257           640
  Other income                                      1,533           144
                                               ----------    ----------
                                                  131,719        76,552


Operating expenses:
  Lease operating expenses                         15,674        16,477
  Cost of trading                                  69,945        21,820
  Depreciation, depletion and amortization         24,261        14,067
  General and administrative                        6,803         5,977
  Interest expense                                  4,709         2,223
  Other                                               305          ---
                                               ----------    ----------

                                                  121,697        60,564
                                               ----------    ----------

Income for the period before income taxes          10,022        15,988
Provision for income taxes                          3,808         6,075
                                               ----------    ----------


Net income for the period                      $    6,214    $    9,913
                                               ==========    ==========


Earnings per common share
  Basic                                        $      .20    $      .32
                                               ==========    ==========
  Assuming dilution                            $      .19    $      .31
                                               ==========    ==========

                            See Accompanying Notes.

                      BARRETT RESOURCES CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)
                                                       Three Months Ended
                                                    ------------------------
                                                     March 31,     March 31,
                                                       1998          1997
                                                    ----------    ----------

Cash flows from operations:
  Net income                                        $    6,214    $    9,913
  Adjustments needed to reconcile to
   net cash provided by operations:
    Depreciation, depletion, and amortization           24,362        14,117
    Deferred income taxes                                3,658         5,276
                                                    ----------    ----------
                                                        34,234        29,306
    Change in current assets and liabilities:
     Accounts receivable                                14,976        17,126
     Other current assets                                  502            65
     Accounts payable                                   12,372        (9,498)
     Amounts due oil and gas owners                     (5,828)        4,089
     Production taxes payable                            1,753         1,758
     Accrued and other liabilities                      (8,075)        1,211
                                                    ----------    ----------
Net cash flow provided by operations                    49,934        44,057
                                                    ----------    ----------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties           3,344          --
  Acquisition of property and equipment                (55,555)      (78,683)
                                                    ----------    ----------
Net cash flow used in investing activities             (52,211)      (78,683)
                                                    ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    43           227
  Net payments under line of credit                        ---       (70,000)
  Proceeds from issuance of Senior Notes, net of
   offering costs                                          ---       146,009
  Payments on other long-term debt                        (190)          (70)
                                                    ----------    ----------

Net cash flow (used) provided by
 financing activities                                     (147)       76,166
                                                    ----------    ----------

(Decrease) increase in cash and
  cash equivalents                                      (2,424)       41,540
Cash and cash equivalents at beginning of period        14,479        14,539
                                                    ----------    ----------

Cash and cash equivalents at end of period          $   12,055    $   56,079
                                                    ==========    ==========

Non-cash investing and financing activities:
  Assumption of debt with property acquisition      $      ---    $    2,785
  Issuance of common stock for property
  acquisition                                       $    9,116    $      ---


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1998

1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of March 31, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

2.   INCOME TAXES

     Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended March 31, 1998, the Company used an estimated effective tax rate of 38 percent.

     The Company is vigorously contesting a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest, issued by the Internal Revenue Service resulting from an examination of federal tax returns of a subsidiary of the Company for years 1991 through 1993. The deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination and may affect approximately $30 million of related net operating loss carryforwards. The Company believes that the federal returns of the subsidiary properly reflect the federal tax liability and that the existing net operating loss carryforwards are appropriate as supported by relevant authority. The trial of this matter began May 7, 1998. A decision is not expected until the first quarter of 1999.

                         BARRETT RESOURCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

3.   LONG-TERM DEBT

     The Company's long-term debt consists of the following (in thousands):

                                    March 31,        December 31,
                                      1998               1997
                                  ------------       ------------
          Line of Credit            $100,000           $100,000
          7.55% Senior Notes         150,000            150,000
          Production Payments         17,041             17,231
                                    --------           --------
            Total                    267,041            267,231
          Less: current portion        5,023                794
                                    --------           --------
          Long-term debt            $262,018           $266,437
                                    ========           ========

     As of March 31, 1998 the Company's effective interest rate, on an outstanding balance of $100 million on its line of credit, was 6.074% per annum.

     Total interest expense paid for the quarter ended March 31, 1998 was $7.2 million.

     On May 6, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission that would permit the issuance of up to $500 million in unsecured debt and/or equity securities, including common stock, preferred stock, warrants and depositary shares. Net proceeds, terms and pricing of any offerings of securities issued under the shelf registration statement will be determined at the time of the offering. There have been no securities issued, and no determination by the Company to issue any securities, under this shelf registration. Neither the filing nor the anticipated effectiveness of the shelf registration statement obligates the Company to issue any securities.

4.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) effective December 15, 1997. This pronouncement requires restatement of earnings per share for all prior periods presented. As a result, the Company's reported earnings per share for the three months ended March 31, 1997 has been restated.

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

     For the three months ended March 31,
      (in thousands)                                                  1998           1997
                                                                    ---------     ---------
Income available to common stockholders                             $   6,214     $   9,913
                                                                    =========     =========
Weighted average number of common shares used in
 basic EPS                                                             31,418        31,339
Effect of dilutive securities:
  Stock options                                                           354           605
  Written put option                                                      150           --
                                                                    ---------     ---------
Weighted number of common shares and dilutive
  potential common stock used in EPS
  assuming dilution                                                    31,922        31,914
                                                                    =========     =========

5.   ACQUISITION

     On March 31, 1998, the Company issued 260,917 shares of its common stock to acquire Advantage Resources International, Inc.-Peru, whose sole asset is a 15 percent interest in an oil and gas license covering an area denominated as Block 67 located in the Republic of Peru. This transaction was accounted for as a purchase.

                         BARRETT RESOURCES CORPORATION
                             For the Quarter Ended
                                March 31, 1998


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
-------------------------------

     For the three months ended March 31, 1998, total assets increased $19.1 million, or two percent, to $891.8 million as compared with total assets of $872.7 million at December 31, 1997. Cash and cash equivalents decreased $2.4 million to $12.1 million, working capital decreased to a negative $26.8 million, and property and equipment increased $38.3 million to $785.5 million.

     Operating cash flows before working capital adjustments totaled $34.2 million in the first quarter of 1998 compared with $29.3 million in the first quarter of 1997. After working capital adjustments, cash flow provided by operations increased by $5.9 million to $49.9 million as compared with the same period in 1997.

     On May 6, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission that would permit the issuance of up to $500 million in unsecured debt and/or equity securities, including common stock, preferred stock, warrants and depositary shares. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. There have been no securities issued, and no determination by the Company to issue any securities, under this shelf registration. Neither the filing nor the anticipated effectiveness of the shelf registration statement obligates the Company to issue any securities.

     On March 31, 1998, the Company issued 260,917 shares of common stock in an acquisition of a company whose sole asset is a 15 percent interest in an oil and gas license covering an area denominated as Block 67 located in the Republic of Peru. The Company has a 70 percent interest in Block 67.

     Capital expenditures of $64.7 million for the quarter represent a decrease of $16.8 million from the same period in 1997. These expenditures, funded by operating cash flows and issuance of the Company's common stock, consisted principally of drilling and development activities and acquisitions of oil and gas properties. Of these capital expenditures, approximately 53 percent was invested in the Rocky Mountain Region, principally in the Piceance, Powder River and Wind River Basins, 13 percent in the Mid-Continent Region, 25 percent in the Gulf Coast Region and 15 percent in international activities in the Republic of Peru.

     The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies.

     The Company is evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost, if any, to modify its information technology infrastructure to become Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company, its customers or suppliers to be in compliance.

     The Company's operating results are directly affected by oil and gas prices. Oil and gas prices also affect the reserve values used in determining the "ceiling test" limitation for the Company's capitalized oil and gas property costs accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to current expense. A decline in oil and gas sales prices could possibly result in the recognition of an impairment expense in future periods.

Results of Operations
---------------------

     Net income for the quarters ended March 31, 1998 and 1997 was $6.2 million ($.19 per share, assuming dilution) and $9.9 million ($.31 per share, assuming dilution), respectively. This decrease is primarily due to lower prices for oil and gas, and to increased depreciation, depletion and amortization and interest expense.

     Total revenues for the quarter were $131.7 million, up 72 percent compared to $76.6 million for the same period in 1997. This increase is principally attributed to a $52.6 million increase in trading revenues.

     Production revenue for the first quarter of 1998 increased 2.2 percent from $53.0 million to $54.2 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                              Quarter Ended
                                                March 31,
                                          ---------------------
                                           1998           1997
                                          -------       -------
     Gas Revenues (000's)                 $45,620       $42,928
     Gas Production (Bcf)                    22.9          17.3
     Average Price per Mcf                $  1.99       $  2.49

     Oil Revenues (000's)                 $ 8,607       $10,107
     Oil Production (MBbls)                   648           501
     Average Price per Barrel             $ 13.28       $ 20.17

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

     First quarter gas revenues increased 6.3 percent as compared with the same period in 1997, principally due to a 32.4 percent increase in production volumes.

     The 14.8 percent decrease in first quarter 1998 oil revenues from the same period in 1997 is attributed to a 34.2 percent decrease in average oil prices partially offset by a 29.3 percent increase in production volumes.

     For the quarter ended March 31, 1998, revenues from trading were $74.9 million compared to $22.3 million for the same period in 1997. The associated costs of trading increased to $69.9 million from $21.8 million. Gross profit from trading was $4.9 million and $447,000 for the respective quarters ended March 31, 1998 and 1997.

     To reduce its exposure to volatile gas prices fluctuations, the Company enters into hedging arrangements for both trading and producing activities. During the first quarter ended March 31, 1998, the Company recognized net producing hedging expenses of approximately $335,000 which was recorded in the consolidated statements of income as adjustments to gas production revenue. The Company realized net hedging income on its trading activities of approximately $2.7 million.

     Production costs decreased in the first quarter of 1998 compared with the same period in 1997 primarily as a result of an improvement to the high operating costs of oil properties located in the Uinta Basin of Utah. In 1997, the Company experienced additional start-up cost associated with restoring and/or improving the productive capabilities of these wells.

     Depreciation, depletion and amortization increased to $24.3 million from $14.1 million due to both a 32.1 percent increase in oil and gas equivalent production and an increase of the depletion rate from $.65 to $.87 per Mcfe.

     Interest expense for the first quarter increased from $2.2 million in 1997 to $4.7 million in 1998 due to higher debt levels for the first quarter of 1998 compared with the same period in 1997.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 84.1 percent of the Company's production revenue for the first quarter of 1998. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

     _______________________________________________________________________

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

                                 PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          On April 3, 1998, Paul M. Rady filed a lawsuit against the Company in the District Court in and for Tulsa County, State of Oklahoma. Mr. Rady was the Chief Executive Officer and President of the Company until March 23, 1998, at which time the Company's Board of Directors replaced Mr. Rady in these positions. Mr. Rady also was a director and employee of the Company until April 30, 1998. In his complaint, Mr. Rady makes various allegations and claims concerning the Company and Mr. Rady's employment. Mr. Rady claims damages in excess of $10,000 on each of his three causes of action, which he requests be determined at a trial, as well as punitive and exemplary damages. The Company believes that Mr. Rady's claims are without merit.

          For information regarding certain other legal proceedings, reference is made to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference, and to Note 2 in Part I of this Form 10-Q Report.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

               27.1  Financial Data Schedule
               27.2  Financial Data Schedule Restated for quarters ending
                     March 31, June 30 and September 30, 1997
               27.3 Financial Data Schedule Restated for quarter ended June 30, 1996 and for the twelve month period ended December 31, 1996

          (b) During the quarter ended March 31, 1998, the Registrant filed one report on Form 8-K reporting events occurring on March 23, 1998.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARRETT RESOURCES CORPORATION


May 11, 1998                           By /s/ A. Ralph Reed
                                          -----------------
                                          A. Ralph Reed
                                          President and
                                              Chief Operating Officer


May 11, 1998                           By /s/ J. Frank Keller
                                          --------------------
                                          J. Frank Keller
                                          Chief Financial Officer