Form 10-Q
period 1998-06-30
BARRETT RESOURCES CORP
filed 1998-08-14
CIK 351993

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ----   EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1998
                               -----------------------------------------------

                                      OR

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________  to  ____________________


Commission file number                     1-13446
                       -------------------------------------------------------


                         Barrett Resources Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                               84-0832476
------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


1515 Arapahoe Street, Tower 3, Suite 1000  Denver, Colorado     80202
------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


                                (303) 572-3900
------------------------------------------------------------------------------
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

  There were 31,866,209 shares of the registrant's $.01 par value common stock outstanding as of August 11, 1998.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION                                    PAGE
                                                                   ----


          Item 1.   Financial Statements

                    Consolidated Condensed Balance
                    Sheets - June 30, 1998 and
                    December 31, 1997..............................  3

                    Consolidated Condensed Statements of
                    Income - Three Months Ended
                    June 30, 1998 and 1997.........................  4

                    Consolidated Condensed Statements of
                    Income - Six Months Ended
                    June 30, 1998 and 1997.........................  5

                    Consolidated Condensed Statements of
                    Cash Flows - Six Months Ended
                    June 30, 1998 and 1997.........................  6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations .................................  11

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................  17

          Item 4.   Submission of Matters to a
                    Vote of Security Holders.......................  17

          Item 5.   Other Information..............................  18

          Item 6.   Exhibits and Reports on Form 8-K...............  18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                   June 30,     December 31,
                                                     1998           1997
                                                 -----------    ------------
ASSETS                                           (Unaudited)

Current assets:
 Cash and cash equivalents                         $  2,731       $ 14,479
 Receivables, net                                    86,895        102,934
 Inventory                                            7,674          2,579
 Other current assets                                 2,767          1,701
                                                   --------       --------
  Total current assets                              100,067        121,693

Property and equipment, net                         811,591        747,175
Other assets, net                                     3,766          3,833
                                                   --------       --------
                                                   $915,424       $872,701
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $ 59,577       $ 61,870
 Amounts payable to oil and gas property
  owners                                             26,845         27,174
 Production taxes payable                            23,589         17,945
 Accrued and other liabilities                       15,676         17,917
                                                   --------       --------
   Total current liabilities                        125,687        124,906

Long-term debt                                      281,806        266,437

Deferred income taxes                                74,174         68,977

Stockholders' equity:
 Preferred stock, $.001 par value:  1,000,000
  shares authorized, none outstanding                    --             --
 Common stock, $.01 par value:  45,000,000
  shares authorized; 31,839,439 issued
  (31,415,528 at December 31, 1997)                     318            314
 Additional paid-in capital                         259,953        247,390
 Retained earnings                                  173,504        164,677
 Treasury stock, at cost                                (18)            --
                                                   --------       --------
  Total stockholders' equity                        433,757        412,381
                                                   --------       --------
                                                   $915,424       $872,701
                                                   ========       ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                              Three Months Ended
                                              ------------------
                                              June 30,  June 30,
                                                1998      1997
                                              --------  --------

Revenues:
  Oil and gas production                      $ 52,146   $44,743
  Trading revenues                              76,261    25,264
  Interest income                                   98       549
  Natural gas liquids and other                  3,427       664
                                              --------   -------
                                               131,932    71,220


Operating expenses:
  Lease operating expenses                      12,863    12,926
  Cost of trading                               75,831    24,124
  Depreciation, depletion and amortization      24,975    17,825
  General and administrative                     7,485     6,173
  Interest expense                               4,708     3,095
  Other expense                                  1,855        --
                                              --------   -------

                                               127,717    64,143
                                              --------   -------

Income before income taxes                       4,215     7,077
Provision for income taxes                       1,602     2,690
                                              --------   -------

Net income                                    $  2,613   $ 4,387
                                              ========   =======


Earnings per common share:
 Basic                                        $    .08   $   .14
 Assuming dilution                            $    .08   $   .14

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                               Six Months Ended
                                              -------------------
                                              June 30,   June 30,
                                                1998       1997
                                              ---------  --------

Revenues:
  Oil and gas production                       $106,373  $ 97,778
  Trading revenues                              151,118    47,531
  Interest income                                   355     1,189
  Natural gas liquids and other                   5,805     1,274
                                               --------  --------
                                                263,651   147,772


Operating expenses:
  Lease operating expenses                       28,537    29,403
  Cost of trading                               145,776    45,944
  Depreciation, depletion and amortization       49,236    31,892
  General and administrative                     14,288    12,150
  Interest expense                                9,417     5,318
  Other expense                                   2,160        --
                                               --------  --------

                                                249,414   124,707
                                               --------  --------

Income before income taxes                       14,237    23,065
Provision for income taxes                        5,410     8,765
                                               --------  --------

Net income                                      $ 8,827  $ 14,300
                                               ========  ========



Earnings per common share:
 Basic                                         $   .28   $    .46
 Assuming dilution                             $   .27   $    .45

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                       Six Months Ended
                                                    ---------------------
                                                    June 30,    June 30,
                                                      1998        1997
                                                    ---------   ---------
Cash flows from operations:
 Net income                                         $   8,827   $  14,300
 Adjustments needed to reconcile to
  net cash provided by operations:
   Depreciation, depletion, and amortization           49,450      32,043
   Deferred income taxes                                5,197       7,611
   Other                                               (1,026)         --
                                                    ---------   ---------
                                                       62,448      53,954
   Change in current assets and liabilities:
    Accounts receivable                                16,039      12,268
    Other current assets                               (6,014)     (1,544)
    Accounts payable                                   (2,293)      1,070
    Amounts due oil and gas owners                       (329)        982
    Production taxes payable                            5,644       3,627
    Accrued and other liabilities                      (5,461)      5,507
                                                    ---------   ---------
Net cash flow provided by operations                   70,034      75,864
                                                    ---------   ---------

Cash flows from investing activities:
 Proceeds from sale of oil and gas properties           3,464       8,030
 Acquisition of property and equipment               (108,147)   (157,487)
                                                    ---------   ---------
Net cash flow used in investing activities           (104,683)   (149,457)
                                                    ---------   ---------

Cash flows from financing activities:
 Borrowings under line of credit                       46,000      15,000
 Repayments of line of credit                         (26,000)    (85,000)
 Proceeds from issuance of common stock                 3,433         366
 Proceeds from issuance of Senior Notes, net of
  offering costs                                           --     145,978
 Payments on other long-term debt                        (385)       (753)
 Treasury stock purchased                                  --          (1)
 Other                                                   (147)         --
                                                    ---------   ---------

Net cash flow provided by financing activities         22,901      75,590
                                                    ---------   ---------

(Decrease) increase in cash and cash equivalents      (11,748)      1,997
Cash and cash equivalents at beginning of period       14,479      14,539
                                                    ---------   ---------

Cash and cash equivalents at end of period          $   2,731   $  16,536
                                                    =========   =========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1998

1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of June 30, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Certain reclassifications have been made to 1997 amounts to conform to the 1998 presentation.

2.   INCOME TAXES

     Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended June 30, 1998, the Company used an estimated effective tax rate of 38 percent.

     The Company is vigorously contesting a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest, issued by the Internal Revenue Service resulting from an examination of federal tax returns of a subsidiary of the Company for years 1991 through 1993. The deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination and may affect approximately $30 million of related unused net operating loss carryforwards. The Company believes that the federal returns of the subsidiary properly reflect the federal tax liability and that the existing net operating loss carryforwards are appropriate as supported by relevant authority. A trial of this matter was conducted in May. A decision is not expected until the first quarter of 1999.

3.   LONG-TERM DEBT

     The Company's long-term debt consists of the following (in thousands):

                                   June 30,     December 31,
                                     1998           1997
                                 -----------    ------------
                                 (unaudited)
          Line of Credit           $120,000      $100,000
          7.55% Senior Notes        150,000       150,000
          Production Payments        15,843        17,231
                                   --------      --------
              Total                 285,843       267,231
          Less: current portion       4,037           794
                                   --------      --------
          Long-term debt           $281,806      $266,437
                                   ========      ========

     As of June 30, 1998, the Company's effective interest rate, on an outstanding balance of $120 million on its line of credit, was 6.0125% per annum.

     Total interest paid for the six months ended June 30, 1998 was $8.9 million.

4.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) effective December 15, 1997. This pronouncement requires restatement of earnings per share for all prior periods presented. As a result, the Company's reported earnings per share for the six months ended June 30, 1997 has been restated.

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

     For the three months ended June 30,
     (in thousands)                                                           1998          1997
                                                                            --------      -------
     (unaudited)
     Income available to common stockholders                                $ 2,613       $ 4,387
                                                                            =======       =======
     Weighted average number of common shares used in basic EPS
                                                                             31,783        31,346
     Effect of dilutive securities:
       Stock options                                                            549           454
       Written put option                                                       150           125
                                                                            -------       -------
     Weighted number of common shares and dilutive
       Potential common stock used in EPS -
       assuming dilution                                                     32,482        31,925
                                                                            =======       =======

     For the six months ended June 30,

     (in thousands)                                                           1998          1997
                                                                            -------       -------
     (unaudited)
     Income available to common stockholders                                $ 8,827       $14,300
                                                                            =======       =======
     Weighted average number of common shares used in basic EPS              31,602        31,342
     Effect of dilutive securities:
       Stock options                                                            414           525
       Written put option                                                       150            63
                                                                            -------       -------
     Weighted number of common shares and dilutive
       Potential common stock used in EPS - assuming dilution                32,166        31,930
                                                                            =======       =======

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      The Company's non-cash investing and financing activities for the six months ending June 30 were as follows:

                                                                            1998           1997
                                                                           ------         ------
     Issuance/commitment of common stock for
         property acquisitions                                             $9,116         $4,219
     Common stock/treasury share options exercised                             17             --
     Reduction of debt through
         utilization of tax benefits                                        1,026             --
     Assumption of debt with property acquisitions                             --          2,785


6.   RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about

     Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This statement requires a public company to report financial and descriptive information regarding its reportable operating segments on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt SFAS 131 for the year ending December 31, 1998.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective for financial statements for fiscal years beginning after December 15, 1998. This statement requires costs of start-up activities and organization costs to be expensed as incurred. The application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle. Management believes that adoption of SOP 98-5 will not have a material impact on the financial statements.

                         BARRETT RESOURCES CORPORATION
                     For the Quarter and Six Months Ended
                                 June 30, 1998


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources
-------------------------------

     For the six months ended June 30, 1998, total assets increased $42.7 million, or five percent, to $915.4 million as compared with total assets of $872.7 million at December 31, 1997. Cash and short term investments decreased $11.7 million to $2.7 million, working capital decreased $22.4 million to a negative $25.6 million and net property and equipment increased $64.4 million to $811.6 million. During the six month period, the Company invested in oil and gas properties in its areas of activity, which increased both property and equipment and long-term debt.

     Operating cash flows before working capital adjustments totaled $62.4 million for the six month period ended June 30, 1998 compared with $54.0 million for the comparable period in 1997. After working capital adjustments, cash flow provided by operations decreased by $5.8 million to $70.0 million as compared with the same six month period in 1997.

     Capital expenditures of $117.3 million for the six month period decreased $47.2 million from the same period in 1997. These expenditures, funded by operating cash flows and borrowings, consisted principally of drilling and development activities of oil and gas properties. Of these capital expenditures, approximately 50 percent were invested in the Rocky Mountain Region, six percent in the Mid-Continent Region, 20 percent in the Gulf of Mexico Region and 18 percent in the Republic of Peru.

     The Company is evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to become Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company, its customers or suppliers to be in compliance.

     The Company's operating results are directly affected by oil and gas prices. Oil and gas prices also affect the reserve values used in determining the "ceiling test" limitation for the Company's capitalized oil and gas property costs accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to current expense. For purposes of determining the "ceiling test", the Company performs a comprehensive engineering study of its proved reserves each year end. For quarterly reporting, the Company updates this annual study through the utilization of reasonable estimates and approximations which consider the effects of price changes, production rate changes and revisions to reserves. Oil and gas prices at June 30, 1998 were lower by 30 and 10 percent, respectively, from the December 31, 1997 levels. A further decline in oil and gas sales prices could possibly result in the recognition of an impairment expense in future periods.

Exploration and Development Activities
--------------------------------------

     Following is a description of significant activities of the Company's exploration and development activities for the first six months of 1998.

Rocky Mountain Region

     In the Wind River Basin, the Company drilled the Cave Gulch 1-29 LAK well to the Muddy Formation at 18,175 feet. The well produced from February 1998 through August 12, 1998. On August 13, 1998, the well blew out due to what the Company believes was a downhole failure of the well casing. The Company believes it has adequate insurance to cover the costs of controlling the well and costs of drilling a relief well, if attempted. For more detailed information regarding the blowout, see "Item 5. Other Information - Press Releases" and related exhibits of this 10-Q. The Company has a 70 percent working interest in this well. The Company's ultra deep exploratory well, the Cave Gulch 3-29 MAD, reached a total depth of 21,965 feet in the Madison Formation in June. Testing of this well is expected to commence after blowout conditions of the 1-29LAK well are resolved and stabilized. The Company has 97 percent working interest in this well. In late July, two additional deep wells were spud and are expected to reach total depth by the end of 1998.

     Four wells were completed in the shallow Ft. Union-Lance formations of the Cave Gulch field. Two additional shallow wells are planned for the last half of 1998.

     The Company currently is operating three drilling rigs in the Piceance Basin area and has successfully drilled and completed 14 gas wells in the first six months of 1998. An additional 107 potential drilling locations were approved on 20 acre well density following the Colorado Oil and Gas Commission's approval on portions of the Company's acreage in the Piceance Basin in January 1998. To improve production and to reduce operating costs, the Company installed well automation equipment on approximately 200 wells and added a new 16" gathering system equipped with compressors.

     In late 1997, the Company entered into a coal bed methane (CBM) development project located in the Powder River Basin of Wyoming. The project has resulted in adding 18 MMcfd net to the Company through the first half of 1998. Approximately 400 wells are planned to be drilled in 1998. However, the Company and its project partner are currently evaluating the impact of a U.S. Tenth Circuit Court of Appeals decision regarding ownership of the gas produced from the coal under certain lands. Pending possible appeals of this decision, the Company and its partner will shift activity away from lands that could be impacted by this decision.

Mid-Continent Region

     In the Arkoma Basin, during the first six months of 1998, the Company participated in drilling three wells, all of which are producing.

     In the Anadarko Basin, the Company participated in the drilling of 19 wells, principally in three key areas: the Mountain View/Carnegie, and the Mountain Front Granite Wash areas. Six of these wells were successfully completed as gas wells, one well is waiting on completion, and four wells were dry holes.

Gulf of Mexico

     During the first six months of 1998, the Company focused its efforts on identifying its top prospects from its inventory in the Gulf of Mexico. In March, production from the Ship Shoal Block 45 field came on line adding 2 MMcfd and 133 BOPD net to the Company. During the third quarter of 1998, the Company anticipates production from four completed wells to come on line, adding production of 6,540 MMcfd net to the Company.

International - Peru

     During the first six months of 1998, the Company drilled two of three well locations identified from data of an extensive seismic program conducted in 1997 on Block 67 located in the Republic of Peru. Preliminary test results of the first two wells indicated significant accumulations of heavy oil. The Company is currently drilling the third well, a 6,975 foot pre-Cretaceous test. Upon completion and testing of the third well, the Company plans to conduct a study to determine the commercial viability of the project. The Company has a 70 percent working interest in the project.

Results of Operations
---------------------

     For the second quarter ended June 30, 1998 net income of $2.6 million or $.08 per share was $1.8 million lower than net income of $4.4 million or $.14 per share in the second quarter 1997. The decrease in net income is due to a combination of lower oil prices, lower oil production volumes, lower gross margins from trading activities, higher depreciation, depletion and amortization and interest expense and additional ad valorem expense. These factors were partially offset by increased gas production. Net income for the six months ended June 30, 1998 was $8.8 million or $.27 per share, a decrease of $5.5 million compared to net income of $14.3 million or $.45 per share for the first six months of 1997.

     Total revenues for the second quarter of 1998 were $131.9 million, up 85 percent compared to $71.2 million for the same period in 1997. For the six months ended June 30, 1998, total revenues were $263.7 million as compared to $147.8 for the respective 1997 period. Increased gas production and trading revenues were the primary factors contributing to the second quarter and six-month total revenue increases.

     Oil and gas production revenues for the second quarter of 1998 increased 17 percent from $44.7 million in 1997 to $52.1 million. For the six months ended June 30, 1998, oil and gas production revenues were up nine percent to $106.4 million compared with revenues of $97.8 million for the same period in 1997. Production revenues and related volumes and average prices during the periods presented were as follows:

                                    Quarter Ended      Six Months Ended
                                       June 30,            June 30,
                                  ------------------  ------------------
                                    1998      1997      1998      1997
                                  --------  --------  --------  --------
     Gas Revenues (000's)          $46,774   $33,582   $92,394   $76,510
     Gas Production (Bcf)             24.6      18.7      47.5      36.0
     Average Price per Mcf         $  1.90   $  1.79   $  1.94   $  2.13

     Oil Revenues (000's)          $ 5,372   $11,161   $13,979   $21,268
     Oil Production (Mbbls)            479       635     1,127     1,136
     Average Price per Barrel      $ 11.22   $ 17.58   $ 12.40   $ 18.72

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; Mbbls = thousand barrels)

     Second quarter gas revenues increased 39 percent as compared with the same period in 1997, principally due to a 32 percent increase in production volumes and a six percent increase in average gas prices. A 32 percent increase in production volumes resulted in gas revenues for the six-month period ended June 30, 1998 to be 21 percent higher than the same period in 1997.

     The second quarter 1998 oil revenues are 52 percent below the same period in 1997. This decrease is due, in part, to a 25 percent decrease in production volumes which resulted primarily from the Company's decision to shut-in certain oil operations due to low oil prices and from expected production declines. The decrease in oil revenues also resulted from a 36 percent decline in average oil prices for the quarter as compared with the comparable quarter of 1997. Oil revenues decreased 34 percent for the first six months of 1998 as compared with 1997 due principally to prices, which were on average 34 percent lower for the first six months of 1998 compared to the same period of 1997.

     To reduce its exposure to volatile gas price fluctuations, the Company enters into hedging arrangements for both trading and producing activities. Gains or losses on these hedging arrangements are generally offset by opposite changes in the realized price of natural gas and are recognized in revenues for the periods to which the hedge relates. As of June 30, 1998, the Company held positions to hedge Rocky Mountain natural gas production of 11.0 Bcf for July through December 1998 and 104 Bcf for the period of January 1999 through 2003. Fixed prices associated with these positions range from $1.71 to $1.79 per MMBtu.

     For the quarter ended June 30, 1998, revenues from trading activities were $76.3 million on 39.6 Bcf of gas compared to $25.2 million on 15.2 Bcf of gas for the same period in 1997. The associated costs of trading increased to $75.8 million from $24.1 million. The gross margin from trading activities was $.4 million and $1.1 million for the respective quarters ended June 30, 1998 and 1997. The gross margin from trading activities for the first six months of 1998 was $5.3 million on 77.1 Bcf with revenues of $151.1 compared to a gross margin of $1.6 million on 24.2 Bcf with revenues of $47.5 million for the first six months of 1997.

     Revenues from natural gas liquids ("NGLs") and other income increased approximately $2.8 million and $4.5 million for the second quarter and six months ended June 30, 1998, respectively. New NGL production in the Wind River Basin increased NGL revenues by $1.6 million and $2.4 million for the quarter and six month period, respectively. The Company recognized other income of $1.0 million attributed to the utilization of various tax credits by the holder of the Company's non-recourse production payment. The utilization of these credits also reduced the Company's production payment liability and associated interest obligation.


     Per unit production costs averaged $.47 and $.53 per Mcfe produced for the second quarter and six months ended June 30, 1998, respectively, compared with $.57 and $.69 per Mcfe produced for the second quarter and six months ended June 30, 1997, respectively.

     Depreciation, depletion and amortization increased to $25.0 million from $17.8 million for the quarter and to $49.2 million from $31.9 million for the six-month period. These increases are attributed to increases in equivalent production and higher depletion rates. For the six month periods in 1998 and 1997, depletion on oil and gas production was recorded at $.87 and $.70 per Mcfe, respectively. For the three months ended June 30, 1998 and 1997, depletion was recorded at $.87 and $.76 per Mcfe, respectively. The increase in the depletion rate is principally due to higher finding costs during 1997.

     Interest expense increased from $3.1 million to $4.7 million for the quarter ending June 30, 1997 and 1998, respectively, and from $5.3 million to $9.4 million for the six-month period for 1997 and 1998, respectively. Increases are directly attributed to higher debt levels.

     Other expense consists of an ad valorem expense described in the Company's 1997 Form 10-K. As of June 30, 1998, based on an August 3, 1998 order from Federal Energy Regulatory Commission ("FERC") requiring the Company to refund for Kansas ad valorem tax reimbursements relating to the period of October 1984 through September 1985, the Company recorded an expense and related liability of $2.1 million, of which $1.8 million was recorded in the second quarter.

     The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 87 percent of the Company's production revenue for the first six months of 1998. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

     __________________________________________________________________________

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

  On April 3, 1998, Paul M. Rady filed a lawsuit against the Company in the District Court in and for Tulsa County, State of Oklahoma. Mr. Rady was the Chief Executive Officer and President of the Company until March 23, 1998, at which time the Company's Board of Directors replaced Mr. Rady in these positions. Mr. Rady also was a director and employee of the Company until April 30, 1998. In his complaint, Mr. Rady made various allegations and claims concerning the Company and Mr. Rady's employment. On May 27, 1998, the District Court granted the Company's motion to dismiss the lawsuit based on the grounds of forum non-conveniens. The ruling does not preclude Mr. Rady from filing
   --------------------
another lawsuit in Colorado.

  Pursuant to an adverse ruling by the FERC, the Company is required to pay $2.1 million (pre-tax) to refund Kansas ad valorem taxes received in 1985, plus
                                   -- -------
interest. An expense of $1.8 million (pre-tax) for this refund was recorded in second quarter of 1998.

  For information regarding certain other legal proceedings, reference is made to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference, and to Note 2 in Part I of this Form 10-Q Report.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  On April 30, 1998, the Annual Meeting of Stockholders of Barrett Resources Corporation was held. At that meeting, the following matters were approved by the stockholders by the votes indicated below.

         (1) The following directors were re-elected with these directors constituting the entire Board of Directors:


                                             For            Against
                                          ----------        -------
William J. Barrett                        27,965,525        193,508
C. Robert Buford                          27,971,821        187,212
Derrill Cody                              27,971,521        187,512
James M. Fitzgibbons                      27,966,671        192,362
William W. Grant, III                     27,966,321        192,712
J. Frank Keller                           27,967,721        191,312
A. Ralph Reed                             27,966,271        192,762
James T. Rodgers                          27,971,921        187,112
Philippe S.E. Schreiber                   27,971,428        187,605

          (2) A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1998 was approved with a total of 28,112,069 shares voting in favor, 14,829 shares voting against and 32,135 shares abstaining.

Item 5.   Other Information
          -----------------
Proxy Voting
------------

          Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice on or before February 18, 1999. In addition, if the Company receives notice on or before February 18, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before February 18, 1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.

Press Releases
--------------

          The information set forth in two press releases of the Company dated August 13 and August 14, 1998, which are filed as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q, is incorporated into this Form 10-Q by this reference.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

               27.  Financial Data Schedule
               99.1 Press Release dated August 13, 1998
               99.2 Press Release dated August 14, 1998

          (b) During the quarter ended June 30, 1998, the Registrant filed one report on Form 8-K reporting an event occurring on May 8, 1998.

                                 SIGNATURES
                                 ----------


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BARRETT RESOURCES CORPORATION


August 14, 1998                    By /s/ A. Ralph Reed
                                      ---------------------------
                                      A. Ralph Reed
                                      Chief Operating Officer
                                      and President


August 14, 1998                    By /s/ J. Frank Keller
                                      ---------------------------
                                      J. Frank Keller
                                      Chief Financial Officer