Form 10-Q
period 1998-09-30
BARRETT RESOURCES CORP
filed 1998-11-16
CIK 351993

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                             1515 ARAPAHOE STREET,
                                   TOWER 3,
                                  SUITE 1000
                               DENVER, COLORADO
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     80202
                                  (ZIP CODE)


                                (303) 572-3900
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 31,902,615 shares of the registrant's $.01 par value common stock outstanding as of November 12, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
      Consolidated Condensed Balance Sheets--September 30, 1998 and
       December 31, 1997...................................................   3
      Consolidated Condensed Statements of Income--Three Months Ended
       September 30, 1998 and 1997.........................................   4
      Consolidated Condensed Statements of Income--Nine Months Ended
       September 30, 1998 and 1997.........................................   5
      Consolidated Condensed Statements of Cash Flows--Nine Months Ended
       September 30, 1998 and 1997.........................................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................  10
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.................................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 11,578      $ 14,479
  Receivables, net..................................     89,039       102,934
  Inventory.........................................     14,542         2,579
  Other current assets..............................      1,485         1,701
                                                       --------      --------
    Total current assets............................    116,644       121,693
Property and equipment, net.........................    833,764       747,175
Other assets, net...................................      3,661         3,833
                                                       --------      --------
                                                       $954,069      $872,701
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $ 76,748      $ 61,870
  Amounts payable to oil and gas property owners....     15,732        27,174
  Production taxes payable..........................     21,464        17,945
  Accrued and other liabilities.....................     13,628        17,917
                                                       --------      --------
    Total current liabilities.......................    127,572       124,906
Long-term debt......................................    315,061       266,437
Deferred income taxes...............................     75,261        68,977
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding.....................         --            --
  Common stock, $.01 par value: 45,000,000 shares
   authorized; 31,897,015 outstanding (31,415,528 at
   December 31, 1997)...............................        319           314
  Additional paid-in capital........................    260,561       247,390
  Retained earnings.................................    175,356       164,677
  Treasury stock, at cost...........................        (61)           --
                                                       --------      --------
    Total stockholders' equity......................    436,175       412,381
                                                       --------      --------
                                                       $954,069      $872,701
                                                       ========      ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
Revenues:
  Oil and gas production............................   $ 47,745       $46,342
  Trading revenues..................................     98,582        42,019
  Interest income...................................        156           175
  Other income......................................        256           631
                                                       --------       -------
                                                        146,741        89,167
Operating expenses:
  Lease operating expenses..........................     13,219        12,817
  Cost of trading...................................     94,460        40,735
  Depreciation, depletion and amortization..........     25,502        18,334
  General and administrative........................      5,066         6,414
  Interest expense..................................      5,255         3,403
  Other expense.....................................        252            --
                                                       --------       -------
                                                        143,754        81,703
                                                       --------       -------
Income for the period before income taxes...........      2,987         7,464
Provision for income taxes..........................      1,135         2,836
                                                       --------       -------
Net income for the period...........................   $  1,852       $ 4,628
                                                       ========       =======
Earnings per common share:
  Basic.............................................   $    .06       $   .15
  Assuming Dilution.................................   $    .06       $   .14


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
Revenues:
  Oil and gas production............................   $155,332      $144,120
  Trading revenues..................................    249,700        89,550
  Interest income...................................        511         1,364
  Other income......................................      4,849         1,905
                                                       --------      --------
                                                        410,392       236,939
Operating expenses:
  Lease operating expenses..........................     41,756        42,220
  Cost of trading...................................    240,236        86,679
  Depreciation, depletion and amortization..........     74,738        50,226
  General and administrative........................     19,354        18,564
  Interest expense..................................     14,672         8,721
  Other expense.....................................      2,412            --
                                                       --------      --------
                                                        393,168       206,410
                                                       --------      --------
Income for the period before income taxes...........     17,224        30,529
Provision for income taxes..........................      6,545        11,601
                                                       --------      --------
Net income for the period...........................   $ 10,679      $ 18,928
                                                       ========      ========
Earnings per common share:
  Basic.............................................   $    .34      $    .61
  Assuming dilution.................................   $    .33      $    .59


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                    ---------------------------
                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1998          1997
                                                    ------------- -------------
Cash flows from operations:
  Net income.......................................   $  10,679     $  18,928
  Adjustments needed to reconcile to net cash
   provided by operations:
    Depreciation, depletion, and amortization......      75,061        50,479
    Deferred income taxes..........................       6,284        10,075
    Other..........................................      (1,392)           --
                                                      ---------     ---------
                                                         90,632        79,482
    Change in current assets and liabilities:
     Accounts receivable...........................      13,895           222
     Other current assets..........................     (11,646)       (2,044)
     Accounts payable..............................      14,878         6,748
     Amounts due oil and gas owners................     (11,442)       (2,871)
     Production taxes payable......................       3,519         6,621
     Accrued and other liabilities.................      (8,661)        3,198
                                                      ---------     ---------
Net cash flow provided by operations...............      91,175        91,356
                                                      ---------     ---------
Cash flows from investing activities:
Proceeds from sale of oil and gas properties.......       4,021         8,717
Acquisition of property and equipment..............    (156,333)     (226,755)
                                                      ---------     ---------
Net cash flow used in investing activities.........    (152,312)     (218,038)
                                                      ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........       3,999         1,057
  Borrowings on line of credit.....................      91,000        65,000
  Repayments of line of credit.....................     (36,000)      (85,000)
  Proceeds from issuance of Senior Notes, net of
   offering costs..................................          --       145,953
  Payments on other long-term debt.................        (612)         (942)
  Other............................................        (151)           --
                                                      ---------     ---------
Net cash flow provided by financing activities.....      58,236       126,068
                                                      ---------     ---------
(Decrease) increase in cash and cash equivalents...      (2,901)         (614)
Cash and cash equivalents at beginning of period...      14,479        14,539
                                                      ---------     ---------
Cash and cash equivalents at end of period.........   $  11,578     $  13,925
                                                      =========     =========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its wholly owned subsidiaries, collectively referred to as the "Company", as of September 30, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Certain reclassifications have been made to 1997 amounts to conform to the 1998 presentation.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended September 30, 1998, the Company used an estimated effective tax rate of 38 percent.

  The Company is vigorously contesting a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest, issued by the Internal Revenue Service resulting from an examination of federal tax returns of a subsidiary of the Company for years 1991 through 1993. The deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination and may affect approximately $30 million of related unused net operating loss carryforwards. The Company believes that the federal returns of the subsidiary properly reflect the federal tax liability and that the existing net operating loss carryforwards are appropriate as supported by relevant authority. A trial of this matter was conducted in May and all post-trial briefs have been filed. A decision is not expected until the first quarter of 1999.

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
                                                       (UNAUDITED)
  Line of Credit.....................................   $155,000      $100,000
  7.55% Senior Notes.................................    150,000       150,000
  Production Payments................................     15,258        17,231
                                                        --------      --------
    Total............................................    320,258       267,231
  Less: current portion..............................      5,197           794
                                                        --------      --------
  Long-term debt.....................................   $315,061      $266,437
                                                        ========      ========

  As of September 30, 1998, the Company's effective interest rate, on an outstanding balance of $155 million on its line of credit, was 5.99% per annum.

  Total interest paid for the nine months ended September 30, 1998 was $16.8 million.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998
4. EARNINGS PER SHARE

  The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) effective December 15, 1997. This pronouncement requires restatement of earnings per share for all prior periods presented. As a result, the Company's reported earnings per share for the three and nine months ended September 30, 1997 have been restated.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                         FOR THE THREE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Income available to common stockholders.................     $1,852     $4,628
                                                         ========== ==========
Weighted average number of common shares used in basic
 EPS....................................................     31,890     31,363
Effect of dilutive securities:
  Stock options.........................................        234        435
  Written put option....................................        150        150
                                                         ---------- ----------
Weighted number of common shares and dilutive Potential
 common stock used in EPS--assuming dilution............     32,274     31,948
                                                         ========== ==========

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
                                                             (IN THOUSANDS)
                                                               (UNAUDITED)
Income available to common stockholders...................   $10,679   $18,928
                                                           ========= =========
Weighted average number of common shares used in basic
 EPS......................................................    31,693    31,353
Effect of dilutive securities:
  Stock options...........................................       353       483
  Written put option......................................       150        92
                                                           --------- ---------
Weighted number of common shares and dilutive Potential
 common stock used in EPS--assuming dilution..............    32,196    31,928
                                                           ========= =========

5. SUPPLEMENTAL CASH FLOW INFORMATION

  The Company's non-cash investing and financing activities for the nine months ending September 30 were as follows:

                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)
  Issuance/commitment of common stock for property
   acquisitions............................................    $9,116    $4,219
  Common stock/treasury share options exercised............        60       207
  Reduction of debt through utilization of tax benefits....     1,392        --
  Assumption of debt with property acquisitions............        --     2,785

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

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

                         BARRETT RESOURCES CORPORATION

                     FOR THE QUARTER AND NINE MONTHS ENDED
                              SEPTEMBER 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the nine months ended September 30, 1998, total assets increased $81.4 million, or nine percent, to $954.1 million as compared with total assets of $872.7 million at December 31, 1997. Cash and short term investments decreased $2.9 million to $11.6 million, working capital decreased $7.7 million to a negative $10.9 million and net property and equipment increased $86.6 million to $833.8 million.

  During the nine month period, the Company invested in oil and gas properties in its areas of activity, which increased both property and equipment and long-term debt.

  Operating cash flows before working capital adjustments totaled $90.6 million for the nine month period ended September 30, 1998 compared with $79.5 million for the comparable period in 1997. After working capital adjustments, cash flow provided by operations decreased to $91.2 million from $91.4 million for the same nine month period in 1997.

  Capital expenditures of $161.4 million, including non-cash transactions involving issuance of common stock and assumption of debt, for the nine month period decreased $68.4 million as compared with the same period in 1997. These expenditures, funded by operating cash flows and borrowings, consisted principally of drilling and development activities of oil and gas properties. Of these capital expenditures, approximately 54 percent was invested in the Rocky Mountain Region, nine percent in the Mid-Continent Region, 19 percent in the Gulf of Mexico Region and 16 percent in the Republic of Peru.

  The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies.

  The Company's operating results are directly affected by oil and gas prices. Oil and gas prices also affect the reserve values used in determining the "ceiling test" limitation for the Company's capitalized oil and gas property costs accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to current expense. For purposes of determining the "ceiling test," the Company performs a comprehensive engineering study of its proved reserves each year end. For quarterly reporting, the Company updates this annual study through the utilization of reasonable estimates and approximations which consider the effects of price changes, production rate changes and revisions to reserves. Oil and gas prices at a date closely approximating the Company's earnings release date were used to value the Company's reserves. These prices were lower by 16 percent and 10 percent, respectively, from the December 31, 1997 levels. A further decline in oil and gas sales prices could result in the recognition of an impairment expense in future periods.

EXPLORATION AND DEVELOPMENT ACTIVITIES

  Following is a description of significant activities of the Company's exploration and development activities for the third quarter of 1998.

 Rocky Mountain Region

 Cave Gulch

  On August 13, 1998, the Cave Gulch 1-29LAK well, located in the Wind River Basin, blew out due to a casing failure. The natural gas venting from the well was ignited on August 17, 1998. A development well, the Cave Gulch 4-19LAK, located approximately 4000 feet from the 1-29 well, was converted to a relief well and is currently drilling at 14,778 feet and is expected to intersect the 1-29LAK well by year end. Following the intersection, the Company plans to kill the 1-29LAK well shortly thereafter. The Company believes it has adequate insurance to cover the costs of controlling the 1-29LAK well, well relief operations and the drilling of a replacement well, if attempted. Insurance does not cover any lost revenues or reserves from the well. The Company has a 70 percent working interest in the 1-29LAK well.

  The Cave Gulch 3-29MAD well, an ultra deep exploratory well, commenced production from the Muddy Formation in October and is currently producing at 37 MMcfd. Earlier tests showed that two downhole formations were not productive: the Madison Formation was wet and the Tensleep Formation was not capable of producing commercial quantities of gas. The Company has an 85 percent working interest in the Muddy Formation in this well. The Company's interest is subject to change in January 1999 pending a Wyoming Oil and Gas Conservation Commission decision regarding possible participation by two adjacent units in the 3-29MAD well production. The Company has a 69 percent and an 84 percent, respectively, working interest in the two adjacent units.

 Powder River Basin--Coal Bed Methane

  On July 20, 1998, the United States Court of Appeals for the Tenth Circuit held that a reservation of coal to the United States in patents issued under the 1909 and 1910 Coal Land Acts includes coal-bed methane. On October 21, 1998, President Clinton signed, legislation that effectively removed certain existing leases entered into with surface patent holders from the Tenth Circuit ruling. Between the time of the Tenth Circuit decision and the enactment of this legislation, the Company had discontinued drilling coal-bed methane wells on fee leases in the Powder River Basin. Since the legislation was signed, this drilling has resumed.

  The Bureau of Land Management ("BLM") has required an Environmental Impact Study ("EIS") be completed prior to approving additional drilling on Federal leases in the Powder River Basin. The Company anticipates a decision in September 1999. Approximately half of the Company's acreage is on Federal leases in the Powder River Basin.

  The Company plans to participate in the drilling of approximately 300 wells in 1998 and an additional 400 to 500 wells in 1999 in its coal bed methane play in the Powder River Basin.

 Mid-Continent Region

  Three new wells in the Anadarko Basin and one well in the Arkoma Basin were completed and commenced production in the third quarter. Five additional wells are currently being drilled or completed.

 Gulf of Mexico

  In August, the High Island A-545 #2, operated by Shell, commenced production at 21 MMcfd. In November, the Company expects the West Cameron 528 well to commence production. The Company has a 40 percent and 22 percent interest, respectively, in these wells.

 International--Peru

  During the third quarter, the Company drilled and tested the third well of a three well exploratory program on Block 67 located in the Republic of Peru. Preliminary test results of the three wells indicated significant accumulations of heavy oil. Based on current oil prices and due to the absence of an infrastructure, production from the three structures tested is not currently economical. A feasibility study indicates additional delineation of these structures and exploration of additional structures could ultimately develop significant recoverable hydrocarbons. To confirm this potential, a three year seismic, delineation and exploration program is being developed. The Company, together with its partners, is seeking additional partners to participate in the program. The Company has a 70 percent working interest in the project.

 Year 2000

  The following Year 2000 statements constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

  Year 2000 issues result from the inability of certain electronic hardware and software to accurately calculate, store or use a date subsequent to December 31, 1999. These dates can be erroneously interpreted in a number of ways, e.g., the year 2000 could be interpreted as the year 1900. This inability could result in a system failure or miscalculations that could in turn cause operational disruptions. These issues could affect not only information technology ("IT") systems, such as computer systems used for accounting, land, engineering and seismic processing, but also systems that contain embedded chips.

  The Company has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. The Company has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of the Company's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof are expected to be completed by the end of the first quarter of 1999.

  The Company is assessing its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment, the automatic wellhead equipment used to operate wells in the Piceance Basin and southwest Kansas, the Company-owned gas gathering pipelines in the Piceance Basin, the Uinta Basin and in southwest Kansas and the Company's gas processing plant in the Piceance Basin. Except for certain portions of the southwest Kansas wellhead automation equipment, all of these systems have been determined to be Year 2000 compliant. The southwest Kansas wellhead automation equipment will be modified and tested by the end of the first quarter of 1999.

  To date, the Company has relied upon its internal staff to access its Year 2000 readiness. Outside consultants will be used for limited projects such as the modification and testing of the southwest Kansas wellhead automation equipment. The costs associated with assessing the Company's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to exceed $250,000.

  The Company is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of the Company to third parties' failure to address their Year 2000 issues. While the Company has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting the Company is vulnerable to potential year 2000 failures by these parties. These communications are expected to continue into the first quarter of 1999. At this time the Company has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate any vulnerability, appropriate contingency plans will be developed.

  The Company does not anticipate any significant disruptions of its operations due to Year 2000 issues. Among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from the Company's wells or gathering lines which would also result in the Company's wells being shut-in. A disruption in production would result in the loss of income.

 Results of Operations

  For the third quarter ended September 30, 1998 net income of $1.8 million or $.06 per diluted share was $2.8 million lower than net income of $4.6 million or $.14 per diluted share for the third quarter 1997. The decrease in net income is attributable to lower oil production volumes and lower realized oil prices, increases in depreciation, depletion and amortization expense, and higher interest costs. These factors were partially offset by increased gas production revenues resulting from higher production volumes and by increased gas trading activities. Net income for the nine months ended September 30, 1998 was $10.7 million, or $.33 per diluted share, a decrease of $8.2 million over net income of $18.9 million, or $.59 per diluted share, for the first nine months of 1997.

  Total revenues for the third quarter of 1998 were $146.7 million, up 65 percent compared to $89.2 million for the same period in 1997. For the nine months ended September 30, 1998, total revenues were $410.4 million as compared to $236.9 million for the comparable 1997 period. Increased gas production and gas trading activities were the primary factors contributing to the third quarter and nine month total revenue increases.

  Production revenues for the third quarter of 1998 increased three percent to $47.7 million from $46.3 million in 1997. For the nine months ended September 30, 1998, production revenues were up eight percent to $155.3 million compared with revenues of $144.1 million for the same period in 1997.

  Production revenues and related volumes and average prices during the periods presented were as follows:

                                                QUARTER ENDED  NINE MONTHS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                               --------------- -----------------
                                                1998    1997     1998     1997
                                               ------- ------- -------- --------
  Gas Revenues (000's)........................ $42,538 $36,605 $136,146 $113,115
  Gas Production (Bcf)........................    23.0    19.8     70.5     55.8
  Average Price per Mcf.......................   $1.85   $1.84    $1.93    $2.03
  Oil Revenues (000's)........................  $5,207  $9,737  $19,186  $31,005
  Oil Production (Mbbls)......................     492     586    1,619    1,722
  Average Price per Barrel....................  $10.58  $16.62   $11.85   $18.01

(Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; Mbbls = thousand barrels)

  With a 16 percent increase in production volumes, third quarter gas revenues increased 16 percent as compared with the same period in 1997. A 26 percent increase in production volumes, which was partially offset by a five percent decrease in the average gas price, resulted in a 20 percent increase in gas revenues for the nine month period ended September 30, 1998 as compared with the same period in 1997.

  Third quarter 1998 oil revenues were 47 percent below the same period in 1997. This decrease is directly attributed to a 36 percent decrease in average oil prices and a 16 percent decrease in production volumes. Oil revenues decreased 38 percent for the first nine months of 1998 as compared with 1997, due principally to the lower oil prices and to a six percent decrease in production volumes. Oil prices for the nine month period were on average 34 percent lower in 1998 than 1997.

  To reduce its exposure to volatile gas price fluctuations, the Company enters into hedging arrangements, principally swaps and options, for both trading and producing activities. Gains or losses on these hedging arrangements are generally offset by opposite changes in the realized price of natural gas and are recognized in revenues for the periods to which the hedge relates. As of September 30, 1998, the Company held positions to hedge Rocky Mountain and Mid-Continent natural gas production of 6.9 Bcf for the fourth quarter of 1998 and approximately 128.1 Bcf for the period of January 1999 through 2003. Fixed prices associated with these positions range from $1.70 to $2.09 per MMBtu.

  For the quarter ended September 30, 1998, revenues from trading activities were $98.6 million on 56.1 Bcf of gas compared to $42.0 million on 25.8 Bcf of gas for the same period in 1997. The associated costs of trading increased to $94.5 million from $40.7 million. The gross margin from trading activities was $4.1 million and $1.3 million for the respective quarters ended September 30, 1998 and 1997. The gross margin from trading activities for the first nine months of 1998 was $9.5 million on 133.2 Bcf with revenues of $249.7 million compared to a gross margin of $2.9 million on 50.0 Bcf with revenues of $89.6 million for the first nine months of 1997.

  Per unit production costs averaged $.51 and $.52 per Mcfe produced for the third quarter and nine months ended September 30, 1998, respectively, compared with $.55 and $.64 per Mcfe produced for comparable periods in 1997, respectively.

  Depreciation, depletion and amortization increased to $25.5 million from $18.3 million for the quarters ended September 30, 1998 and 1997, respectively, and to $74.7 million from $50.2 million for the nine month periods ended September 30, 1998 and 1997, respectively. These increases are attributed to higher depletion rates and to an 11 percent and 21 percent increase in equivalent production for the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, and higher depletion rates. For the three months ended September 30, 1998 and 1997, depletion on oil and gas production was recorded at $.94 and $.75 per Mcfe, respectively. For the nine month periods ended September 30, 1998 and 1997, depletion on oil and gas production was recorded at $.89 and $.72 per Mcfe, respectively.

  Interest expense increased to $5.3 million from $3.4 million for the quarters ended September 30, 1998 and 1997, respectively, and to $14.7 million from $8.7 million for the nine month periods ended September 30, 1998 and 1997, respectively. Increases are directly attributed to higher debt levels.

  The Company's largest source of operating income is from sales of its gas and oil production. Therefore, the levels of the Company's revenues and earnings are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 88 percent of the Company's production revenue for the first nine months of 1998. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

                               ----------------

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)The following Exhibit is filed as part of this Quarterly Report on form
  10-Q:

    27. Financial Data Schedule

  (b)There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                    /s/ A. Ralph Reed
November 13, 1998                         By-----------------------------------
                                                      A. Ralph Reed
                                               Chief Operating Officer and
                                                        President

                                                   /s/ J. Frank Keller
November 13, 1998                         By-----------------------------------
                                                     J. Frank Keller
                                                 Chief Financial Officer