Form 10-K405
period 1998-12-31
BARRETT RESOURCES CORP
filed 1999-03-18
CIK 351993

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

                       For Year Ended December 31, 1998

                                      or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from      to

                          Commission File No. 1-13446

                         BARRETT RESOURCES CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                 84-0832476
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

       1515 Arapahoe Street,
        Tower 3, Suite 1000
         Denver, Colorado                                80202
       (Address of principal                           (Zip Code)
         executive offices)

                                (303) 572-3900
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class           Name of Exchange on which registered:
------------------------------------    -------------------------------------

Common Stock ($.01 Par Value Per Share)      New York Stock Exchange, Inc.
    Preferred Stock Purchase Rights

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

  Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 1999, the Registrant had 32,032,104 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $686,281,158. This calculation is based upon the closing sale price of $22.25 per share for the stock on March 15, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----
                                     PART I

  1 and 2. Business and Properties......................................    1
  3.       Legal Proceedings............................................   17
  4.       Submission of Matters to Vote of Security Holders............   17

                                    PART II

  5.       Market for Registrant's Common Stock and Related Security
            Holders Matters.............................................   18
  6.       Selected Financial Data......................................   18
  7.       Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   19
  8.       Financial Statements and Supplementary Data..................   24
  9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   24

                                    PART III

 10.       Directors and Executive Officers of the Company..............   25
 11.       Executive Compensation.......................................   29
 12.       Security Ownership of Certain Beneficial Owners and
            Management..................................................   33
 13.       Certain Relationships and Related Transactions...............   34

                                    PART IV

 14.       Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   35

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

Oil and Gas Exploration and Development

  Barrett is an independent natural gas and crude oil exploration and production company with core areas of activity in the Rocky Mountain Region of Colorado, Wyoming and Utah; the Mid-Continent Region of Kansas, Oklahoma, New Mexico and Texas; and the Gulf of Mexico Region of offshore Texas and Louisiana. At December 31, 1998, the Company's estimated proved reserves were
970.3 Bcfe (94% natural gas and 6% crude oil) with an implied reserve life of
9.1 years based on 1998 total production of 107 Bcfe.

  The Company concentrates its activities in core areas in which it has accumulated detailed geologic knowledge and developed significant management expertise. The Company continues to build on its interests in the Piceance Basin in northwestern Colorado, the Wind River Basin in Wyoming, and the Anadarko and Arkoma Basins in Oklahoma. The Company also has significant interests in the Hugoton Embayment in Kansas and Oklahoma, the Niobrara play in northeastern Colorado, the Powder River Basin of northeastern Wyoming, the Gulf of Mexico and the Uinta Basin of northeastern Utah. At December 31, 1998, these principal areas of focus represented approximately 96% of the Company's estimated proved reserves.

  The Company is currently pursuing development projects in the Wind River, Piceance, Powder River, Anadarko and Arkoma Basins, and exploration projects in the Wind River and Anadarko Basins and the Gulf of Mexico. The Company's average net daily production increased to 293 MMcfe for the year ended December 31, 1998 from 247 MMcfe for the year ended December 31, 1997.

  As of December 31, 1998, the Company owned an interest in 3,102 wells, of which 2,378 were producing. Of these producing wells, 1,252 were operated by the Company. These operated wells contributed approximately 73% of the Company's natural gas and oil production for the year ended December 31, 1998. The Company also owns interests in and operates a natural gas gathering system, a 27-mile pipeline and a natural gas processing plant in the Piceance Basin.

  Barrett markets all of its own natural gas and oil production from wells that it operates. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company. Through these natural gas trading activities, the Company obtains knowledge and information that enables it to more effectively market its own production. See "Natural Gas and Oil Marketing and Trading."

Employees and Offices

  The Company currently has 196 full time employees, including 10 officers (three of whom are geologists and three of whom are petroleum engineers), 12 geologists, four geophysicists, 14 engineers, one environmental manager, 10 landmen, three district managers, one operations superintendent, and administrative, clerical, accounting and field operations personnel, none of whom is represented by organized labor unions.

  The Company's executive offices are located at 1515 Arapahoe Street, Tower 3, Suite 1000, Denver, Colorado 80202, and its telephone number is (303) 572-3900.

Core Areas of Activity

  The following table sets forth certain information concerning these core areas of activity:

                                                               Average Daily
                         Estimated Proved  Estimated Proved   Production for
                            Reserves at       Reserves at       Year Ended
     Basin or Field      December 31, 1997 December 31, 1998 December 31, 1998
     --------------      ----------------- ----------------- -----------------
                              (Bcfe)            (Bcfe)            (MMcfe)
Rocky Mountain Region
  Wind River............       118.4             137.3              63.8
  Piceance..............       339.6             315.3              55.9
  Powder River..........        24.2              11.9              15.1
  Powder River-CBM......        18.7             142.6              18.6
  Green River...........         9.8              15.2               3.0
  Uinta.................        82.3              42.2               9.0
  NE Colorado-Niobrara..        23.6              24.6               5.5
Mid-Continent Region
  Arkoma................        28.8              26.0              12.9
  Anadarko..............        33.8              25.4              20.0
  Hugoton Embayment.....       195.8             172.1              42.7
  Permian...............        20.9              11.7               8.5
Gulf of Mexico Region...        59.2              39.0              37.0
Other Natural Gas and
 Oil Activities(1)......         8.0               7.0               1.2
                               -----             -----             -----
Total...................       963.2             970.3             293.2
                               =====             =====             =====

--------
  (1) The only significant property in this category is the Meeteetse Field in the Big Horn Basin, Wyoming.

Rocky Mountain Region

  Wind River Basin. In 1994, following its major natural gas discovery in the Cave Gulch Field, the Company began a focused exploration and development program in the Wind River Basin of Central Wyoming, particularly along the Owl Creek Thrust fault.

  Cave Gulch Area. In August 1994, the Company drilled the Cave Gulch Federal Unit 1-16 well and discovered a significant natural gas field in the Fort Union and Lance Sandstones below the Owl Creek Thrust. Since August 1994, the Company has acquired additional interests in the area and currently owns working interests ranging from 41% to 100% in 11,572 gross and 9,080 net leasehold acres in the Cave Gulch area, including a 94% working interest in the Cave Gulch Federal Unit covering the Fort Union and Lance Sandstones.

  In 1998, the Company continued its shallow development program by drilling and completing four Lance wells (three were successful and one stepout well was plugged and abandoned), and one shallow Fort Union producer. One of these wells, the West Cave Gulch 1-36, had an initial producing rate of 13.9 MMcfd of gas and 121 BOPD. The Company also drilled and completed its first 20-acre Lance pilot test, the Cave Gulch Unit 21, at an initial flow rate of 4.2 MMcfd and 17 BOPD. Although certain Lance zones exhibited no significant pressure depletion, the well's production performance will be monitored during 1999 to gauge the feasibility of additional 20-acre infill wells. Through December 1998, the Company has operated and completed a total of 23 Lance wells (22 successful and one unsuccessful), one shallow Fort Union producer, and one Mesaverde producer.

  In February 1997, the Company reached a total depth of 19,106 feet on its deep discovery well, the Cave Gulch Federal 16. In August 1997, the well was completed in the lower part of the Third Frontier Sandstone with a stabilized flow rate of 10.2 MMcfd, and in August 1998 was recompleted in the upper part of the Third Frontier Sand, as well as the entire First Frontier Sand. Prior to recompletion, the well was flowing approximately 3.5 MMcfd and after recompletion it flowed 11.9 MMcfd. Several pay zones in this well, including the Fourth and Fifth Frontier Sands, and the Muddy Sandstone have not yet been opened for production. The Company owns an 85.3% working interest in this well.

  In early 1998, the Cave Gulch Federal 1-29LAK, the Company's second deep test, encountered a significant gas kick while drilling at 18,175 feet in the Muddy Formation. With the assistance of pressure control personnel the well was placed on production February 20, 1998, and produced 7.5 Bcf during its first six months on production. On August 13, 1998 the well blew out uncontrollably due to what the Company believes was a downhole casing failure. The natural gas venting from the well was ignited on August 17, 1998. A nearby deep development well, the Cave Gulch Federal 4-19LAK, was converted to a relief well and drilled to a total depth of 16,462 feet. The 4-19LAK intersected the 1-29LAK wellbore in early January 1999. In late November 1998, the venting gas was extinguished when the 1-29LAK wellbore bridged off, abruptly constricting the gas flow. In early 1999, the Company temporarily abandoned the 4-19LAK relief wellbore. A drilling rig was moved onto the 1-29LAK location in early February 1999 and an assessment will be made of the condition and extent of necessary repairs to the wellbore. It will then be determined whether to repair the well, place it back on production or drill a replacement well. Insurance is expected to cover the costs associated with the control of the 1-29LAK, the drilling of the relief well and the repair or redrilling of the 1-29LAK well down to the depth of the blowout. Insurance coverage does not extend to the natural gas vented between August 13 and late November 1998. The Company has a 70% working interest in the 1-29LAK well.

  On September 18, 1997, the Company spud the Cave Gulch 3-29MAD, an ultra-deep exploratory well designed to test the Madison and Tensleep Formations and reached a total depth of 21,965 feet on May 11, 1998. Both the Madison and Tensleep Formations tested non-productive. The Company has a 97% working interest in these ultra-deep horizons. Subsequent to testing the ultra-deep horizons, the well was plugged back to just below the Muddy, Lakota and Morrison horizons. In October 1998, the Company perforated and stimulated the Muddy Sandstone resulting in an initial flow rate of 36.0 MMcfd. Bottom hole pressure tests indicated that the 3-29MAD well and the Cave Gulch 1-29LAK are in the same Muddy reservoir. By year-end 1998, the 3-29MAD had produced approximately 2.0 Bcf from the Muddy Formation. Pay horizons such as the Lakota Formation, as well as four benches in the Frontier Formation, remain behind pipe in this well. The Company currently has an 80% working interest in the Frontier, Muddy, and Lakota horizons in the 3-29MAD well.

  In July 1998, the Company spud its fourth deep test, the Cave Gulch Federal 5-30LAK targeting the Frontier, Muddy, Lakota, Morrison, and Sundance Formations. The well was completed in January 1999, and is currently producing
8.5 MMcfd. The Company owns an 85% working interest in this well.

  Two interstate pipelines serving the Cave Gulch area completed expansions during 1997, which increased take-away capacity. At the same time, the Company installed a centralized compressor and wet gas conditioning facility on its gathering system, which enables the Company to transport increased volumes of gas to the interstate pipelines. Gross Cave Gulch Field production at year-end 1998 was 90.5 MMcfed.

  The Company is in the final stages of a 62 square mile three-dimensional ("3-D") seismic acquisition program covering land immediately south of the original Cave Gulch 22 square mile 3-D seismic survey obtained in early 1995. This survey will aid the Company's exploratory program both within and adjacent to the Cave Gulch area.

  Owl Creek Thrust. The Company continues to evaluate additional exploration prospects in the Owl Creek Thrust, along the northern margins of the Wind River Basin. In July 1997, the Company entered into a definitive Exploration and Area of Mutual Interest Agreement with an oil and gas industry partner to explore for oil and gas along the Owl Creek Thrust. The partner was assigned 45% of the Company's interest in 77,127 net acres. To date, the Company and its partner have drilled two unsuccessful exploratory tests.

  At December 31, 1998, the Wind River Basin represented 14% of the Company's estimated proved reserves, and 22% of the Company's total 1998 production. The Company intends to spend 18% of its estimated $92 million 1999 capital expenditure budget in the Wind River Basin for development, leasehold acquisition, seismic surveys and exploration. The Company will drill at least two deep Frontier-Muddy-Lakota tests, and one to four shallow Fort Union-Lance wells in 1999.

  Piceance Basin. The Piceance Basin of northwestern Colorado is a core operating area for the Company and will continue to be very prominent in the Company's capital spending plans. The Company's activities in the Piceance Basin are conducted primarily in three fields: Parachute, Rulison and Grand Valley.

  The Company's drilling activities in the Piceance Basin primarily target the lenticular sandstones of the Williams Fork Formation of the Mesaverde Group. The Company drilled its first well in the Piceance Basin in 1984, and as of December 31, 1998, the Company owned interests in 399 wells and operated 374 of these wells.

  On January 8, 1998, the Company gained approval from the Colorado Oil and Gas Conservation Commission ("COGCC") for 20-acre well density on 2,830 net acres, approximately 4% of its net acreage, in the Piceance Basin. This COGCC approval allows for 107 additional 20-acre infill locations associated with the approved acreage.

  The Company's 1999 plans call for drilling or participating in 31 Williams Fork wells and one dual horizontal Cozzette/Corcoran well, the RMV 94-21H, while operating two drilling rigs in the Basin. After completing and flow testing the horizontal laterals, the vertical Williams Fork member in the RMV 94-21H will be completed and commingled with the Cozzette/Corcoran. Based upon the results of this well, a 3-D seismic program may be shot and one additional horizontal Cozzette/Corcoran well may be drilled in the Rulison Field in 1999.

  At December 31, 1998, the Piceance Basin represented 32% of the Company's estimated proved reserves, and 19% of the Company's total 1998 production. The Company intends to spend 18% of its 1999 capital expenditure budget in the Piceance Basin for development and exploration, including participating in drilling up to 32 wells.

  Grand Valley Gathering System. In 1985, the Company's wholly owned subsidiary, Bargath, Inc., designed and constructed a gathering system in the Grand Valley Field to transport natural gas from certain of the Company's wells to Questar Pipeline Corporation's interstate pipeline. Through four acquisitions in 1996, the Company increased its ownership interest in this system to 64%. As of December 31, 1998, the Grand Valley Gathering System was connected to 318 natural gas producing wells. The system now has the flexibility to deliver natural gas to three interstate pipelines as well as Public Service of Colorado's western Colorado distribution system. It is anticipated that a fourth interstate pipeline (TransColorado) will be connected to the gathering system at the end of the first quarter of 1999. In December 1994, the Company completed the construction of a 90 MMcfd per day natural gas processing plant to extract liquid hydrocarbons from the natural gas stream. In 1997, the Company looped the main 8-inch pipeline adding 20 miles of new 16-inch pipeline and associated compression. The gathering system has in excess of 200 miles of lateral lines connected to it. Following these improvements and subject to the take-away capacity of these four pipeline systems, the gathering system has the capability of delivering over 150 MMcfd gas per day.

  Uinta Basin As an extension of its Piceance Basin operations, the Company entered the Uinta Basin of Duchesne and Uintah Counties, in northeastern Utah, in 1995. The Douglas Creek Arch separates the Uinta Basin from the Piceance Basin.

  Brundage Canyon Field. Beginning in December 1995, the Company made acquisitions in the Brundage Canyon Field. As a result of these acquisitions and new drilling, the Company currently owns working interests ranging from 75% to 100% in 35 producing wells, a gathering and transmission system, and 54,605 gross and 53,409 net acres. Wells in this field produce primarily from multiple sandstone reservoirs of the lower Green River Formation at depths averaging 5,500 feet.

  Altamont-Bluebell Field. The Altamont-Bluebell Field complex, which includes the Cedar Rim area, covers a large portion of the northern Uinta Basin. The Company owns working interests ranging from 25% to 100% in 55 producing wells and in approximately 115,804 gross and 89,974 net acres of leasehold interests. The Company's production in this area is predominantly from the multiple sandstone reservoirs of the Wasatch Formation, which are found at an average depth of 12,000 feet. Also productive in the field are the upper, lower, and middle portions of the Green River Formation at depths of 5,000 to 7,000 feet.

  In 1998, the Company plugged eight depleted wells in the Altamont-Bluebell Field. In addition, in an effort to further evaluate upside opportunities in the Altamont-Bluebell properties, the Company successfully recompleted three wells and drilled one infill development well as part of a joint venture program with an outside party.

  At December 31, 1998, the Uinta Basin represented approximately 4% of the Company's estimated proved reserves and 3% of the Company's production. The Company intends to spend 1% of its 1999 capital expenditure budget in the Uinta Basin in 1999 for development, leasehold acquisition and exploration.

  Powder River Basin. The Powder River Basin in Wyoming is primarily an oil province, with production from Cretaceous and Permian Age formations. One of the reservoir targets in this Basin is the Permian Minnelusa formation. The Company has recently engaged in the development of coal bed methane which targets the shallow Fort Union Formation.

  Coal Bed Methane. In October 1997, the Company entered into a joint development agreement to participate, with a 50% working interest, in a coal bed methane project covering a 2.1 million acre area of mutual interest ("AMI") located north and south of Gillette, Wyoming. In 1998, the Company rapidly expanded its coal bed methane leasehold position with its joint development partner to over 800,000 gross acres. The coal seams lie 500-1,500 feet below the surface making drilling and completion of the wells very economic. In 1998, the Company participated in 307 wells, including 159 that are waiting on pipeline connection, and 104 new producing wells in this area, bringing the total number of coal bed methane producing wells at year-end to 412, with gross production at a combined rate of approximately 75 MMcfd.

  The Bureau of Land Management ("BLM") has required an Environmental Impact Study ("EIS") prior to approving additional drilling on Federal leases in the Powder River Basin. Approximately half of the Company's acreage in the Powder River Basin is on Federal leases. The Company anticipates completion of the EIS in September 1999.

  On July 20, 1998, the U.S. Tenth Circuit Court of Appeals ruled in the Case of the Southern Ute Indian Tribe vs. Amoco Production Company. The Tenth Circuit reversed a District court decision that held that the fee owner of land patented under the 1909 and 1910 Coal Land Act owned the coal bed methane rights. Based upon the Tenth Circuit decision, Barrett put on hold the drilling of coal bed methane wells located on fee leases in the Powder River Basin. On October 21, 1998, President Clinton signed legislation by which the Federal government relinquished its claim to coal bed methane under lands patented pursuant to the 1909 and 1910 Acts where private leases were executed prior to the signing of this legislation. With this, the Company resumed drilling on its fee leases. Additionally, the Company will have a 10% working interest in the new 90-mile Fort Union Gathering System that will have an initial take-away capacity of 300 MMcfd beginning in late 1999.

  At December 31, 1998, the Powder River Basin represented 16% of the Company's estimated proved reserves and 11% of the Company's total 1998 production. This Basin contributes approximately 35% of the Company's daily oil production. The Company intends to spend 24% of its 1999 capital expenditure budget in the Basin, including participating in an additional 500 to 600 wells in its coal bed methane play.

  Northeastern Colorado--Niobrara. During 1998, the Company continued its Niobrara exploration and development program in northeastern Colorado. This is a shallow natural gas play targeting a 20 to 50 foot thick chalk reservoir in the Upper Cretaceous Niobrara Formation. Gas accumulations in the chalk are generally controlled by structural closure. In 1998, the Company acquired 18 miles of proprietary seismic data and 460 miles of trade seismic data. The Company drilled or participated in 23 wells during 1998, of which 20 were successful.

  At December 31, 1998, Niobrara represented 3% of the Company's estimated proved reserves, and 2% of the Company's total 1998 production. The Company intends to spend 8% of its 1999 capital budget in the play for the drilling of 16 wells, acquiring additional leasehold, seismic data and related infrastructure.

Mid-Continent Region

  Arkoma Basin. In 1998, the Company participated in the drilling of five wells in three areas of the Arkoma Basin in Oklahoma: South Panola, Red Oak, and Wilburton. All five wells were completed as gas wells. Due to the complex structure and overlapping nature of the rock formations, the Company uses 3-D seismic surveys extensively in the Arkoma Basin.

  At December 31, 1998, the Arkoma Basin represented 3% of the Company's estimated proved reserves and 4% of the Company's total 1998 production. The Company intends to spend 1% of its 1999 capital expenditure budget for drilling one well, seismic surveys and land acquisitions.

  Anadarko Basin. In 1998, the Company participated in the drilling of 21 wells in the Anadarko Basin with working interests ranging from 2% to 63%. Of the 21 gas wells drilled, 15 were completed as producers and six were unsuccessful. The Company has become increasingly active in the Mountain Front Springer play, and is currently processing and interpreting 3-D seismic data to help evaluate its 254,559 gross acres (128,703 net acres) in the Basin.

  At December 31, 1998, the Anadarko Basin represented 3% of the Company's estimated proved reserves, and 7% of the Company's total 1998 production. The Company intends to spend 12% of its 1999 capital expenditure budget for the drilling of up to 24 wells, leasehold acquisitions and seismic surveys.

  Hugoton Embayment. The Hugoton Embayment is the third largest producing area for the Company and is one of the largest natural gas producing areas in the United States. It is located in southwest Kansas, the Oklahoma panhandle and the Texas panhandle. The Company produces natural gas from three fields in the Hugoton Embayment: the Hugoton, the Guymon-Hugoton and Panoma.

  Hugoton and Guymon-Hugoton Fields. In the Hugoton and Guymon-Hugoton Fields, the Company has a working interest in 372 gross wells and operates 320 of these wells. The Hugoton and the Guymon-Hugoton Fields produce from the Chase Formation. Four wells were drilled in the Hugoton Field in 1998, three of which have been placed on production and one is awaiting completion.

  Panoma Field. Panoma is the field designation for natural gas produced from the Council Grove Formation, located beneath the Chase Formation. The Council Grove Formation has similar reservoir rocks as the Chase Formation, however, the productive limits are not as extensive. Presently, the Company has a working interest in 55 gross Panoma wells and operates 51 of those wells .

  Natural Gas Sales Agreement. The majority of the Company's natural gas production from the Hugoton and Panoma Fields is sold under a long-term contract (life-of-field) to KN Gas Supply Services, Inc. ("KNGSS"). Among other things, this contract provides for annual re-determination of the price to the Company. In 1998, the price was calculated each month by using the average of four Mid-Continent index prices less a variable amount ranging from $0.11 for an average index price of less than $0.75 to a maximum of $0.20 for an average index price of $2.26 or higher per MMBtu. The volume of natural gas for which the Company receives payment is reduced by one percent of the volume as an in-kind fuel charge for moving the natural gas. By a letter agreement dated December 18, 1997, natural gas sold under this contract between January 1, 1998 and December 31, 2000 will be priced in the same manner as in 1997.

  Net Profit Agreements. The Company produces natural gas in the Guymon-Hugoton Field and the nearby Camrick Field under a Dry Gas Agreement with Chevron U.S.A. Inc. ("Chevron"). This agreement allows the Company to expend funds for the operation of the properties (including the cost of drilling wells) and to recoup the funds so expended from current production income. Eighty percent of net operating income generated by the natural gas production (after operational costs are recouped, including the cost of drilling and equipping wells) is then paid to Chevron. As of December 31, 1998, the Company had interests in 56 wells subject to the terms of this agreement. The Company also produces natural gas in the Hugoton and Panoma Fields under various agreements similar to the Chevron agreement, except that net operating income is allocated 15% to the Company and 85% to other parties. At December 31, 1998, the Company had interests in an aggregate of 54 Chase Formation wells and eight Council Grove Formation wells burdened by these other agreements.

  The payments made pursuant to the net profit agreements are treated as lease operating expenses by the Company. Additional or replacement wells drilled on the properties would be operated under the same terms and conditions as existing wells, and would result in the commencement of the 80/20 or 85/15 net operating income allocation after the cost of the new wells is recovered.

  Hugoton Gas Trust Agreement. Natural gas rights established in 1955 to approximately 50,000 acres in Finney and Kearny Counties, Kansas were transferred to Plains by KN Energy, Inc. ("KN") on October 1, 1984, subject to a payment of $0.06 per Mcf for natural gas produced from the acreage. Quarterly payments are made by the Company to the Hugoton Gas Trust, a publicly held trust created in 1955. Payments terminate when the estimated gross recoverable natural gas reserves decline to 50 Bcf or less. As of December 31, 1998, the gross proved natural gas reserves attributable to the leases burdened by this agreement were estimated to be 127.1 Bcf. The natural gas payments are treated as lease operating expenses by the Company. At December 31, 1998, the Company had working interests in 196 wells that were subject to these payments. Any additional natural gas wells drilled on this acreage also will be subject to the $0.06 per Mcf payment of natural gas produced.

  At December 31, 1998, the Hugoton Embayment represented 18% of the Company's estimated proved reserves and 15% of the Company's total 1998 production. The Company intends to spend 2% of its 1999 capital expenditure budget in the Hugoton Embayment for drilling three wells and other well work.

  Permian Basin. The Permian Basin, located in west Texas and southeast New Mexico, is primarily an oil province. As of December 31, 1998, the Company had an interest in 172 gross wells located in the Permian Basin.

  At December 31, 1998, the Permian Basin represented 1% of the Company's estimated proved reserves, and 3% of the Company's total 1998 production. The Company intends to spend less than 1% of its 1999 capital expenditure budget in the Permian Basin.

Gulf of Mexico Region

  The Company currently owns an interest in 89 leases in the Gulf of Mexico (44 offshore Texas and 45 offshore Louisiana). The Company modified its Gulf of Mexico strategy in 1998 to align itself with its overall plan of building a diversified, lower risk portfolio of Gulf of Mexico properties. The Company intends to continue to selectively (i) sell down its interest in several high working interest prospects, (ii) farmout its interest in several high-risk prospects, and (iii) forfeit its interest in sub-economic prospects in lieu of paying annual rentals. As a result of its 1998 farmout efforts, four wells will be drilled on Company leases in the first half of 1999 at no cost or risk to the Company. Due to its sell-down effort, the Company recouped approximately $1.6 million of previously invested capital and asset sales have netted an additional $4.8 million.

  In December 1998, the Company entered into an exchange agreement with a partner common to two producing fields. This agreement served to consolidate each partner's interest in areas of specific interest to them. As the new operator of three of the four blocks, the Company plans numerous workovers/recompletions and has underwritten an ongoing 3-D seismic acquisition program to acquire data over the area. The Company expects delivery of the data in the summer of 1999.

  The Company has also entered into a three-year seismic participation agreement with a Gulf of Mexico exploration company recognized for its utilization of leading edge technology. This agreement covers over 1,000 blocks of 3-D seismic data located primarily in the central Gulf of Mexico in water depths less than 300 feet. This agreement, executed in early 1999, will enable the Company to participate for a 25% interest in any prospects developed by this venture.

  At December 31, 1998, the Gulf of Mexico Region represented 4% of the Company's estimated proved reserves and 13% of the Company's total 1998 production. The Company intends to spend 13% of its 1999 capital expenditure budget in the Gulf of Mexico.

International Operations

  In January 1997, the Company entered into an agreement with industry partners that provided the Company with a 45% working interest in Block 67, covering two million gross acres in the Maranon Basin of northeastern Peru. In March 1998, the Company acquired an additional 25% working interest. During 1998, the Company drilled and temporarily abandoned three exploratory wells, each of which resulted in a significant oil discovery in Cretaceous and basal Tertiary Sandstone reservoirs. The Dorado 67-35-1X encountered 71 feet of net pay containing 14-16 degree API oil; the Pirana 67-42-1X encountered 84 feet of net pay containing 12-21 degree API oil; the Paiche 67-20-1X encountered 179 feet of net pay containing 12-13 degree API oil and inflammable gas. Analysis of drillstem tests through production casing indicates that these wells are capable of per well rates of 1,000 to 5,000 barrels of oil per day on pump. The Company has completed a feasibility study identifying potential pipeline routes, upgrading processes, and development plans needed to initiate production from Block 67, and is currently seeking an industry partner, with heavy oil expertise, to assist in carrying the project forward through continued seismic acquisition and exploratory/exploitation drilling. Current oil prices make it uneconomic to further pursue exploration and development of Block 67. All contractual work obligations associated with the Block 67 license have been satisfied through June 2000.

  At year-end 1998, the Company was engaged in exclusive contract negotiations with Peruvian authorities to acquire Block 39, a new license area covering approximately 1.0 million acres, located immediately to the south and east of Block 67.

  In November 1996, the Company obtained a 55% working interest in a license to evaluate Block 55 (A, B, and C), which encompasses 820,000 acres in the Maranon Basin of Peru. The Company and its partner conducted seismic reprocessing, environmental impact and engineering feasibility studies regarding the viability of developing the Bretana Field, discovered in 1974 by another company on this Block. Block 55 was relinquished in November 1998.

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

  As used in this document, the following terms have the following specific meanings: "Mcf" means thousand cubic feet of gas, "Mcfe" means thousand cubic feet of gas equivalent, "Mcfed" means thousand cubic feet of gas equivalent per day, "MMcf" means million cubic feet of gas, "MMcfd" means million cubic feet of gas per day, "MMcfe" means million cubic feet of gas equivalent, "MMcfed" means million cubic feet of gas equivalent per day, "Bbl" means barrel of oil, "MBbl" means thousand barrels of oil, "BOPD" means barrels of oil per day, "MMBtu" means million British thermal units, "Bcf" means billion cubic feet of gas and "Bcfe" means billion cubic feet of gas equivalent.

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

Production

  The table below sets forth information with respect to the Company's net interests in producing natural gas and oil properties for each of its last three years, respectively:

                                                Natural Gas and Oil Production
                                               --------------------------------
                                                   Year Ended December 31,
                                               --------------------------------
                                                  1996       1997       1998
                                               ---------- ---------- ----------
Quantities Produced and Sold
  Natural gas (Bcf)...........................       60.9       76.6       94.9
  Oil and condensate (MMBbls).................        1.9        2.2        2.0
Average Sales Price
  Natural gas ($/Mcf)......................... $     1.88 $     2.18 $     1.92
  Oil and condensate ($/Bbl).................. $    19.51 $    17.69 $    11.42
Average Production Costs ($/Mcfe)............. $     0.66 $     0.64 $     0.55

Productive Wells

  The productive wells in which the Company owned a working interest as of December 31, 1998 are described in the following table:

                                                         Productive Wells(1)
                                                     ---------------------------
                                                       Gas Wells     Oil Wells
                                                     -------------- ------------
                                                     Gross   Net    Gross  Net
                                                     ----- -------- ----- ------
Rocky Mountain Region
  Wind River........................................    25    19.48   20    6.47
  Piceance..........................................   378   220.02    0    0.00
  NE Colorado-Niobrara..............................   132    91.87    0    0.00
  Powder River......................................    17     2.00  257   74.00
  Powder River-CBM..................................   363   169.00    0    0.00
  Green River.......................................    17    10.64    0    0.00
  Uinta.............................................     0     0.00   90   76.31
Mid-Continent Region
  Arkoma............................................   147    34.96    0    0.00
  Anadarko..........................................   255    84.05   21   12.52
  Hugoton Embayment.................................   425   364.31    0    0.00
  Permian...........................................    13     9.24  106   91.39
Gulf of Mexico Region...............................    56    16.06   16    2.58
Other...............................................    12     9.00   28    0.23
                                                     ----- --------  ---  ------
    Total........................................... 1,840 1,030.63  538  263.50
                                                     ===== ========  ===  ======

--------
(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

Drilling Activity

  The following table summarizes the Company's natural gas and oil drilling activities, all of which were located in the United States, with the exception of 3 gross (2.1 net) exploratory wells drilled in Peru during 1998:

                                                       Wells Drilled
                                           -------------------------------------
                                                  Year Ended December 31,
                                           -------------------------------------
                                              1996         1997         1998
                                           ----------- ------------ ------------
                                           Gross  Net  Gross  Net   Gross  Net
                                           ----- ----- ----- ------ ----- ------
Development
  Natural gas.............................   94  46.24  224  117.76  372  191.49
  Oil.....................................   43  30.48   37   25.04    8     .14
  Non-productive..........................   17   8.03   20   11.28   17    8.58
                                            ---  -----  ---  ------  ---  ------
    Total.................................  154  84.75  281  154.08  397   200.1
                                            ===  =====  ===  ======  ===  ======
Exploratory
  Natural gas.............................    8   4.05    9    4.19   13    8.52
  Oil.....................................    3   1.00    1     .33    8    3.78
  Non-productive..........................    6   3.66    8    5.09    6     3.6
                                            ---  -----  ---  ------  ---  ------
    Total.................................   17   8.71   18    9.61   27    15.9
                                            ===  =====  ===  ======  ===  ======

  In addition, the Company was participating in 9 gross (3.96 net) wells, which were in the process of being drilled, at December 31, 1998.

Reserves

  The table below sets forth the Company's estimated quantities of historical proved reserves, all of which were located in the United States, and the present values attributable to those reserves. These estimates were prepared by the Company. The estimates as of December 31, 1996 and 1997 were reviewed by Ryder Scott Company, an independent reservoir engineering firm. Ryder Scott Company reviewed all of the Company's December 31, 1998 reserves, except the reserves associated with the Powder River Basin coal bed methane play. The Powder River Basin coal bed methane reserves were reviewed by Netherland, Sewell & Associates, Inc., an independent reservoir engineer. The total proved net reserves estimated by the Company as of December 31, 1996, 1997 and 1998 were within 10% of those reviewed and estimated by the engineers; however, on a well by well basis, differences of greater than 10% may exist.

                                          Estimated Proved Reserves
                                -----------------------------------------------
                                                 December 31,
                                -----------------------------------------------
                                      1996            1997           1998
                                ---------------- ------------------------------
                                (dollars in millions, except sales price data)
Estimated Proved Reserves
  Natural gas (Bcf)............            674.9          851.2          912.4
  Oil and condensate (MMBbls)..             23.2           18.7            9.7
    Total (Bcfe)...............            814.3          963.2          970.3
Proved developed reserves
 (Bcfe)........................            606.3          618.3          580.4
Natural gas price as of Decem-
 ber 31 ($/Mcf)................ $           3.46 $         2.19 $         2.01
Oil price as of December 31
 ($/Bbl)....................... $          24.12 $        15.52 $         9.35
Present value of estimated fu-
 ture net revenues
  before future income taxes
   discounted at 10%(1)........ $        1,121.5 $        745.0 $        627.8
Standardized measure of dis-
 counted net cash flows(2)..... $          764.8 $        564.1 $        530.6

--------
(1) The present value of estimated future net revenues on a non-escalated basis is based on weighted average prices realized by the Company of $3.46 per Mcf of natural gas and $24.12 per Bbl of oil at December 31, 1996; and $2.19 per Mcf of natural gas and $15.52 per Bbl of oil at December 31, 1997 and $2.01 per Mcf of natural gas and $9.35 per Bbl of oil at December 31, 1998.
(2) The Standardized measure of discounted net cash flows prepared by the Company represents the present value of estimated future net revenues after income taxes discounted at 10%.

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

  Reference should be made to "Supplemental Gas and Oil Information" on pages F-21 through F-23 following the Consolidated Financial Statements included in this document for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years. During the past year, the only report concerning the Company's estimated proved reserves that was filed with a U.S. federal agency other than the Commission is the Annual Survey of Domestic Oil and Gas Reserves and was filed with the Energy Information Administration ("EIA") as required by law. Only minor differences of less than 5% in reserve estimates, which were due to small variances in actual production versus year end estimates, have occurred in certain classifications reported in this document as compared to those in the EIA report.

Developed and Undeveloped Acreage

  The gross and net acres of developed and undeveloped natural gas and oil leases held by the Company as of December 31, 1998 are summarized in the following table. "Undeveloped Acreage" includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                       Developed Acreage Undeveloped Acreage (1)
                                       ----------------- -----------------------
                                        Gross     Net       Gross        Net
                                       ----------------- -----------------------
Rocky Mountain Region
  Wind River..........................   14,925    9,905     125,735      70,803
  Piceance............................   46,440   29,207     105,390      49,089
  Powder River........................  125,627   58,391     804,188     318,796
  Green River.........................   15,915    5,880      22,420      14,782
  Uinta...............................   61,840   51,098     108,569      92,285
Mid-Continent Region
  Arkoma..............................   44,197   33,118      28,550      11,268
  Anadarko............................  126,984   54,192     127,575      74,511
  Hugoton Embayment...................   88,332   84,946       3,200         833
  Permian.............................   16,590   10,156       2,437         653
Gulf of Mexico Region.................  130,170   48,809     226,096     118,849
International.........................        0        0   2,054,175   1,437,923
Other.................................   34,493   28,457      89,825      43,800
                                       -------- -------- ----------- -----------
    Total.............................  705,513  414,159   3,698,160   2,233,592
                                       ======== ======== =========== ===========

--------
(1) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 3,698,160 gross and 2,233,592 net undeveloped acres, 266,229 gross and 96,679 net acres are held by production from other leasehold acreage.

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

                                                             Acres Expiring
                                                           --------------------
                                                             Gross       Net
                                                           ---------  ---------
Twelve Months Ending:
  December 31, 1999.......................................   111,812     64,823
  December 31, 2000....................................... 2,227,515* 1,518,680*
  December 31, 2001.......................................   158,916     84,109
  December 31, 2002 and later.............................   915,342    458,715

* Of the acreage expiring in the year 2000, 2,054,175 gross (1,437,923 net) acres are attributable to the Company's license on Block 67 in the Republic of Peru. This acreage will expire only if the Company elects not to proceed with further activity on Block 67.

Overriding Royalty Interests

  The Company owns overriding royalty interests covering in excess of 137,401 gross acres. The majority of these overriding royalty interests are within a range of approximately .25 to 5.0 percent.

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

  Natural Gas. The Company has entered into a number of gas sales agreements on behalf of itself and its industry partners with respect to the sale of natural gas from its properties in each of the Company's basins. These contracts vary with respect to their specific provisions, including price, quantity, and length of contract. As of December 31, 1998, less than 3% of the Company's production was committed to natural gas sales contracts that had fixed prices or price ceilings. With the exception of two contracts covering approximately 8,100 MMBtu per day of natural gas production from the Piceance Basin through 2011, none of the contracts provides for fixed prices or price ceilings. The Company believes that it has sufficient production from its properties to meet the Company's delivery obligations under its existing natural gas sales contracts.

  The Company has entered into a series of firm transportation agreements with various Rocky Mountain pipeline companies. At January 1, 1999, these transportation arrangements had terms ranging from seven months to ten years. These transportation agreements provide the Company the opportunity to transport a portion of its Rocky Mountain natural gas production into the Mid-Continent area. These agreements in total provide transportation of approximately 46% of the Company's current daily Rocky Mountain production.

  The Company has established a Risk Management Committee to oversee its production hedging. The Risk Management Committee consists of the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer and the Senior Vice President and Treasurer. With respect to production hedge transactions, it is the policy of the Company that the Risk Management Committee reviews and approves all such transactions.

  As a result of its natural gas trading activities, the Company may from time-to-time have natural gas purchase or sales commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company currently attempts to control and manage its exposure to these risks by monitoring and hedging its trading positions as it deems appropriate.

  As of December 31, 1998, the Company had entered into financial transactions to hedge approximately 8.0 million MMBtu of natural gas production on a short term for the period from January 1999 through October 1999. In an effort to eliminate price volatility from its Piceance Basin development program, the Company entered into a series of hedges throughout 1997 to hedge an aggregate of 123.5 million MMBtu of natural gas production from the Rocky Mountain Region for the five-year period from March 1998 through February 2003. At year-end 1998, 100.0 million MMBtu of these hedges remained in place.

  For the year ended December 31, 1998, revenues from trading activities, which includes the cost of natural gas purchased or sold for trading purposes, were $413.0 million, which constituted 66% of the Company's consolidated revenues and generated a gross margin of $14.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Oil and Condensate. Oil, including condensate production, is generally sold from the leases at posted field prices, plus negotiated bonuses. Marketing arrangements are made locally with various petroleum companies. The Company sells its own oil production to numerous customers. No single customer's total oil purchases represented more than 10% of total Company revenues in 1998. Oil revenues totaled $23.2 million for the year ended December 31, 1998 and represented 4% of the Company's total revenues for that period. The Company does not engage in oil trading activities.

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

  Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Service ("MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA"), which are subject to change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has issued regulations restricting the flaring or venting of natural gas and liquid hydrocarbons without prior authorization. Similarly, the MMS has promulgated regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

  The Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes sales by the Company of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract. Congress could reenact price controls in the future. See "-- Natural Gas and Oil Marketing and Trading".

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

  Environmental Matters

  The Company, as an owner or lessee and operator of natural gas and oil properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability and substantial penalties on the lessee under a natural gas and oil lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquid into subsurface aquifers that may contaminate groundwater. The Oil Pollution Act of 1990, as amended, requires operators of offshore facilities to provide financial assurance in the minimum amount of $35 million to cover potential environmental cleanup and restoration costs. This amount is subject to adjustment up to $150 million if the MMS determines such an amount is justified by the risks from potential oil spills from covered offshore facilities.

  The Company has made, and will continue to make, expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. The Company believes it is in substantial compliance with applicable environmental laws and requirements and to date such compliance has not had a material adverse effect on the earnings or competitive position of the Company, although there can be no assurance that significant costs for compliance will not be incurred in the future. The Company maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against many environmental risks.

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

Disclosure Regarding Forward-Looking Statements

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation statements under "Items 1 and 2. Business and Properties-- Core Areas of Activity", "--Reserves", "--Natural Gas and Oil Marketing and Trading", and "--Government Regulation of the Oil and Gas Industry", "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report on Form 10-K and in the "Risk Factors" section of the Company's Preliminary Prospectus dated May 6, 1998 included in the Company's Registration Statement on Form S-3 (File Number 333-51985). All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report on Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Item 3. Legal Proceedings

Plains Petroleum Company Tax Case

  The Internal Revenue Service ("IRS") has examined the federal tax returns of Plains, a wholly owned subsidiary of the Company, for pre-merger calendar years 1991, 1992 and 1993. The IRS issued a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest. The IRS Notice of Deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination. These net operating losses originally had been incurred by companies that were acquired by Tri-Power Petroleum, Inc. which was then acquired by Plains in 1986. For years following 1993, the Company has additional net operating loss carryforwards of approximately $30 million related to the same acquisition, of which $28 million has been used in subsequent income tax returns.

  The IRS has also examined the federal tax returns of the Company for the periods ended July 1995, December 1995 and December 1996. The IRS issued a letter proposing changes to tax for those periods totaling $5.7 million. The proposed tax changes resulted primarily from the disallowance of net operating loss and merger related deductions claimed for the periods ended December 1995 and 1996. These net operating losses are the primary issue involved with the earlier examination of the Plains' tax returns for the calendar years 1991 through 1993.

  Management disagrees with the IRS position. In management's opinion, the federal tax returns of Plains reflect the proper federal income tax liability and the existing net operating loss carryforwards are appropriate as supported by relevant authority. The Company is vigorously contesting these proposed adjustments and believes its positions will be substantially sustained. In this connection, the Company filed a petition on November 29, 1996 with the United States Court requesting a redetermination of the IRS's Notice of Deficiency. A trial of this matter was held in May 1998, and all post-trial briefs have been filed. A decision is expected in the first half of 1999.

Kansas Ad Valorem Tax Refund

  Pursuant to an August 1996 decision of the United States Court of Appeals for the District of Columbia Circuit (the "Circuit Court") and subsequent orders of the FERC, natural gas producers who received reimbursement for Kansas ad valorem taxes paid in the mid-1980's on top of the then maximum lawful price for natural gas have been ordered to refund these tax reimbursements plus interest. In 1998, in compliance with these decisions, Plains has refunded a total of $4.25 million. This amount reflects the entire refund obligation (principal and interest) that has been billed to Plains' working interest. In addition, in 1998 Plains placed in escrow $1.21 million. This escrowed amount represents the refund amount attributable to Plains' royalty interest owners. Beginning in the second quarter of 1999 Plains will reduce royalty payments to its current Kansas royalty owners to recoup the amount placed in escrow. As amounts are recouped from royalty owners the escrowed funds will be released to the gas purchaser to whom the refund is owed. Only to the extent Plains is unsuccessful in recouping this amount from its royalty owners or is unable to obtain FERC relief for the royalty-related refunds not so recouped will Plains have any financial obligation for any part of this royalty owner refund obligation. Also, Plains is a party to an appeal challenging the FERC's orders requiring producers to pay interest on these refund amounts. If this appeal is successful, Plains will recover approximately $2,600,000 of the amount it has refunded.

Other Legal Proceedings

  At December 31, 1998, the Company was a party to certain other legal proceedings, which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion, the liability, individually or in the aggregate, if any, to the Company resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters.

  (a) Market Information. The Company's common stock is listed on the New York Stock Exchange under the symbol BRR. The range of high and low sales prices for each quarterly period during the two most recent years, as reported by the New York Stock Exchange, is as follows:

   Quarter Ended                                                    High   Low
   -------------                                                   ------ ------
   March 31, 1997................................................. $46.00 $29.87
   June 30, 1997.................................................. $34.37 $26.62
   September 30, 1997............................................. $38.93 $25.37
   December 31, 1997.............................................. $41.06 $27.93

   March 31, 1998................................................. $34.94 $24.06
   June 30, 1998.................................................. $39.37 $31.06
   September 30, 1998............................................. $38.00 $18.87
   December 31, 1998.............................................. $28.93 $16.69

  On March 15, 1999, the closing price for the Company's common stock was $22.25 per share.

  (b) Holders. The number of record holders of the Company's common stock as of March 15, 1999 was 3,581.

  (c) Dividends. The Company has not paid any cash dividends since its inception. The Company's credit agreement restricts payment of dividends to amounts that are less than 50 percent of net income. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

  The following table sets forth certain selected financial data of the Company for each of the last five years ended December 31:

                                           Year Ended December 31,
                                 ----------------------------------------------
                                   1998      1997     1996     1995      1994
                                 --------  -------- -------- --------  --------
                                    (in thousands, except per share data)
Revenues.......................  $625,399  $382,600 $202,572 $128,016  $109,458
Net income (loss)..............   (93,743)   29,261   29,526   (2,240)   11,299
Net income (loss) per share....     (2.95)     0.92     1.02    (0.09)     0.46
Total assets at the end of each
 period........................   838,879   872,701  576,945  340,412   310,952
Long-term debt at the end of
 each period...................   334,067   266,437   70,000   89,000    53,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data", and "Items 1 and 2. Business and Properties--Disclosure Regarding Forward-Looking Statements" of this Form 10-K.

Liquidity and Capital Resources

  At December 31, 1998, the Company had cash and cash equivalents of $14.3 million, negative working capital of $5.1 million, property and equipment of $682.2 million and total assets of $838.9 million. Compared to December 31, 1997, cash and cash equivalents decreased $0.2 million, working capital decreased $1.9 million, net property and equipment decreased $65.0 million, and total assets decreased $33.8 million. The decrease in property and equipment and total assets in 1998 is principally attributed to an impairment of oil and gas properties of $168.3 million (pre-tax) resulting from the application of the full cost ceiling test.

  During 1998, the Company generated operating cash flow of $119.3 million before working capital changes compared with $120.1 million in 1997. After working capital changes, cash flow provided by operations was $117.0 million, a decrease of $17.3 million from 1997.

  As of December 31, 1998 and 1997, respectively, the outstanding balance under the Company's bank credit facility was $175 million and $100 million. The Company's bank credit facility is an unsecured $250 million facility with a consortium of six banks. As of December 31, 1998, the Company's borrowing base was $200 million. The amount of the borrowing base under the bank credit facility is determined by the lenders with reference to the Company's proved reserves and the Company's projected cash requirements. The Company's lenders are currently reviewing the December 31, 1998 reserve report to determine current collateral value. At the conclusion of this review, the borrowing base could change. At the time of borrowing funds under the bank credit facility, interest begins to accrue on those funds, at the Company's election, at either the London Interbank Eurodollar Rate (LIBOR) plus a spread ranging from 0.185 percent to 0.625 percent (depending on the Company's senior debt rating and the ratio of the Company's outstanding indebtedness to its earnings before interest, taxes and depreciation, depletion and amortization) or at the United States prime rate of interest. The Company is required to pay interest on a quarterly basis until the entire outstanding balance matures on September 30, 2002. As of March 10, 1999, the Company had reduced the outstanding balance of this credit facility by $25 million to $150 million.

 Capital Expenditures

  During 1998 the Company invested $205.8 million in oil and gas properties and other equipment, including acquisitions and exploration and development programs. The 1998 acquisition program consisted principally of purchasing additional interests in the Block 67 license located in the Republic of Peru and acquiring leases in the Powder River Basin coal bed methane project. Exploration and development programs were concentrated in the Anadarko, Piceance, Powder River (coal bed methane project) and Wind River Basins, the Gulf of Mexico and the Republic of Peru.

  The Company's capital expenditure budget for 1999 has been established at $92 million. In response to low product prices and the desire to limit debt levels, the Company decreased its 1999 capital expenditure budget by $113.8 million from the 1998 capital expenditure level. Approximately 51 percent of the 1999 budget will be concentrated on drilling and completion of proved undeveloped reserves on existing properties. The Company's 1999 exploration and development program will be focused in the Rocky Mountain Region ($66 million), Mid-Continent ($14 million) and the Gulf of Mexico ($12 million). Due to lower oil prices, the Company has limited its activities in its international project located in the Republic of Peru. The Company's exploration and development programs are discussed in "Business and Properties" under Items 1 and 2 of this Form 10-K.

 Reserves and Pricing

  Proved reserves at year-end 1998 were 970.3 billion cubic feet of natural gas equivalents (Bcfe), approximately a one percent increase over the Company's December 31, 1997 proved reserves. Approximately 98 percent of the reserve additions were generated through exploration and development projects and two percent of the reserve additions were provided by property acquisitions. Proved reserves were reduced by production of approximately
107.1 Bcfe, sales of properties with reserves of 11.6 Bcfe, and downward revisions of previous estimates of 100.0 Bcfe. Lower year-end prices and lower than expected performance of certain properties contributed to the adjustments of previous estimates. During 1998, as a result of its drilling and acquisition activities net of sales and revisions, the Company's reserve replacement was 107 percent of total production.

  As of year-end 1998, the standardized measure of discounted future net cash flows decreased $33.5 million, or six percent, from 1997 primarily due to reserve revisions and decreases in oil and gas prices offset by reserve quantity additions. Reserve extensions and discoveries added $115 million to the standardized measure. The changes in year-end sales prices and production costs from 1997 to 1998 decreased the standardized measure of discounted future net cash flows by $103 million. Reserves produced during the year and sales of proved reserves, net of purchases, reduced the standardized measure by $147 million and $7 million, respectively. The Company's standardized measure of discounted future net cash flows is sensitive to gas prices in the current volatile commodities market.

  Oil and natural gas prices fluctuate throughout the year. As of December 31, 1998, the Company was receiving weighted average prices of $9.35 per barrel of oil and $2.01 per Mcf of gas. These lower prices caused the Company to recognize a pre-tax "ceiling test" impairment of $129 million on its U.S. properties. In addition, the Company recognized a pre-tax impairment of $39 million on its exploration projects in Peru. A further decline in prices would have a material effect on the discounted future net cash flows which, in turn, could impact the "ceiling test" for the Company's oil and gas properties accounted for under the full cost method in subsequent periods.

  From time to time the Company uses swaps to hedge the sales price of its natural gas and oil. In a typical swap agreement, the Company and a counterparty will enter into an agreement whereby one party will pay a fixed price and the other will pay an index price on a specified volume of production during a specified period of time. Settlement is made by the parties for the difference between the two prices at approximately the same time as the physical transactions. The intent of hedging activities is to reduce the volatility associated with the sales prices of the Company's natural gas and oil production. Although hedging transactions associated with the Company's production reduce the Company's exposure to declines in production revenue as a result of unfavorable price changes, these transactions also limit the Company's ability to benefit from favorable price changes. As of December 31, 1998, the Company held positions to hedge 108 million MMBtu of the Company's future natural gas production through February 2003. The Company currently has no oil swaps in place.

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

 Year 2000

  The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

  The Company is assessing its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment, the automatic wellhead equipment used to operate wells in the Piceance Basin and southwest Kansas, the Company-owned gas gathering pipelines in the Piceance Basin, the Uinta Basin and in southwest Kansas, and the Company's gas processing plant in the Piceance Basin. Except for certain portions of the southwest Kansas wellhead automation equipment, all of these systems have been determined to be Year 2000 compliant. The Company has completed the modifications and testing of the southwest Kansas wellhead automation equipment and determined that the equipment is Year 2000 compliant. A Company-wide test will be made in the second quarter of 1999 to verify that all IT systems are Year 2000 compliant.

  To date, the Company has relied upon its internal staff to assess its Year 2000 readiness. Outside consultants have been and will be used for limited projects such as the modification and testing of the southwest Kansas wellhead automation equipment. The costs associated with assessing the Company's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to exceed $250,000. Costs incurred through December 31, 1998 have been minimal.

  The Company is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of the Company to third parties' failure to address their Year 2000 issues. While the Company has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting the Company is vulnerable to potential Year 2000 failures by these parties. These communications are expected to continue into the first quarter of 1999. At this time the Company has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate significant vulnerability, development of contingency plans will be considered.

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

Results of Operations

 1998 vs. 1997

  In 1998, the Company had a net loss of $93.7 million ($2.95 per share), which includes a pre-tax impairment of $168.3 million, compared to net income of $29.3 million ($.92 per share) in 1997. Excluding the effects of the impairment, the Company's net income in 1998 after taxes would have been $11.7 million ($.36 per share).

  Revenues increased $242.8 million (63 percent) to $625.4 million in 1998. Operating expenses, which includes the impairment of $168.3 million, increased 131 percent to $774.9 million. Excluding the effects of the impairment, operating expenses increased 81 percent. In 1998, oil and gas production revenue decreased one percent to $205.5 million and trading revenues increased 141 percent to $413 million. Lease operating expenses increased $0.7 million and depreciation, depletion and amortization increased $29.7 million.

  Production revenues decreased $1.4 million to $205.5 million primarily due to a 41 percent decrease in oil revenues. This decrease in oil revenues is the result of a 35 percent decline in average oil price from $17.69 per Bbl in 1997 to $11.42 per Bbl in 1998 and a nine percent decrease in oil production. Gas production increased 24 percent from 76.6 Bcf in 1997 to 94.9 Bcf in 1998 which was partially offset by a 12 percent decline in average gas prices which dropped from $2.18 per Mcf in 1997 to $1.92 per Mcf in 1998. Gas production accounted for 89 percent of total production on an energy equivalent basis. The Wind River and Piceance Basins properties accounted for 24 percent and 21 percent, respectively, of total gas production. The Powder River and Uinta Basins properties accounted for 35 percent and 23 percent, respectively, of total oil production.

  Lease operating expenses of $58.6 million averaged $.55 per Mcfe ($3.28 per BOE) compared to $.64 per Mcfe ($3.86 per BOE) in 1997. Depreciation, depletion and amortization increased $29.7 million primarily due to production increases. During 1998, depletion and amortization on oil and gas production was provided for at an average rate of $.91 per Mcfe ($5.49 per BOE) compared to an average rate of $.77 per Mcfe ($4.60 per BOE) in 1997. As a result of the required full cost ceiling test, the Company recognized a pre-tax impairment of the net book value of its U.S. oil and gas properties of $129 million, and a pre-tax impairment of the Company's investment in its international oil and gas exploration project, located in the Republic of Peru, of $39 million. The impairment was caused principally by low year-end oil and gas prices.

  The gross margin on trading activities increased $9.0 million to $14.9 million in 1998. Gas trading volumes increased 157 percent to 217.5 Bcf in 1998.

  The Company enters into hedging arrangements to reduce its exposure to price risks associated with commodities markets. Although hedging transactions associated with its production reduce the Company's exposure to losses as a result of unfavorable price changes, the transactions also limit the Company's ability to benefit from favorable price changes. During 1998, the Company hedged 31.3 Bcf (33 percent) of its gas production for a net cost of $0.7 million. Oil production was not hedged during 1998.

  General and administrative expenses of $24.5 million reflect a one percent decrease compared to 1997. The 1998 amount is net of $6.3 million of operating fee recoveries compared to a $5.0 million recovery in 1997.

  Interest expense increased significantly from $13.2 million in 1997 to $20.9 million in 1998 primarily as a result of the increase in long-term debt.

  Income tax expense decreased by $73.7 million as a result of the Company's net loss for the year.

 1997 vs. 1996

  In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). As prescribed by SFAS No. 128, earnings per share amounts for 1996 have been restated. References to per share amounts are based on diluted shares outstanding.

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

  The gross margin on trading activities increased $3.1 million to $5.9 million in 1997. Gas trading volumes increased 183 percent to 84.8 million MMBtu in 1997.

  The Company enters into hedging arrangements to reduce its exposure to price risks associated with commodities markets. Although hedging transactions associated with its production reduce the Company's exposure to losses as a result of unfavorable price changes, the transactions also limit the Company's ability to benefit from favorable price changes. During 1997, the Company hedged 18.6 Bcf (24 percent) of its gas production for a net cost of $4.3 million. No oil was hedged during 1997.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

  The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of December 31, 1998. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or pay to settle the contracts as of December 31, 1998. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

   For the year         MMBtu          Price Range Per MMBtu          Fair Value
   ------------      -----------       ---------------------       ----------------
   1999--2003        108 million           $1.71--$2.25            $(13.25) million

  The Company also uses commodity derivative financial instruments in its trading activities to hedge price fluctuations to lock in margins on all of its fixed price trading positions and to hedge the value of stored gas. The following table summarizes the Company's derivative financial instrument position on its natural gas trading activities as of December 31, 1998. The fair value of these instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of December 31, 1998. Actual settlement of these instruments as they mature will differ from these estimates. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by corresponding changes in the settlement value of actual natural gas traded.

   For the year          MMBtu           Price Range Per MMBtu         Fair Value
   ------------      -------------       ---------------------       --------------
   1999--2001        294.8 million           $1.46--$2.77            $27.33 million

Interest Rate Risk

  The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related changes in interest rates. The following table presents principal and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1998.

                                      Expected Maturity /Redemption
                               ------------------------------------------------
                                                                          Fair
                               1999  2000  2001   2002   2003 Thereafter Value
                               ----  ----  ----  ------  ---- ---------- ------
                                          (Dollars in millions)
   Long-term debt:
     Fixed rate............... $5.4  $4.4  $3.4  $  1.3  --     $150.0   $158.8
     Average Interest Rate.... 7.56% 7.56% 7.56%   7.55% --       7.55%
     Variable rate............  --    --    --   $175.0  --        --    $175.0
     Average Interest Rate....  --    --    --    5.625% --        --

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

                                   PART III

Item 10. Directors and Executive Officers of the Company

  The directors and executive officers of the Company, their respective ages and positions, and the year in which each director was first elected, are set forth in the following table. Additional information concerning each of these individuals follows the table:

                                                                      Director
                             Age      Position With the Company        Since
                             ---      -------------------------       --------
William J.                    70 Chairman of the Board, Chief
 Barrett(1)(6)(8)...........      Executive Officer, and a Director     1983

C. Robert                     65 Director
 Buford(1)(2)(3)(4)(5)......                                            1983

Derrill                       60 Director
 Cody(1)(2)(3)(4)(5)........                                            1995

James M.                      64 Director
 Fitzgibbons(3)(4)(5)(7)....                                            1987

William W. Grant,             66 Director
 III(3)(4)(5)...............                                            1995

J. Frank Keller(6)..........  55 Chief Financial Officer, Executive
                                  Vice President, and a Director        1983

A. Ralph Reed...............  61 Chief Operating Officer, President
                                  and a Director                        1990

James T. Rodgers(3)(4)(5)...  64 Director                               1993

Philippe S.E.                 58 Director
 Schreiber(1)(2)(3)(4)(5)...                                            1985

Joseph P. Barrett(8)........  45 Senior Vice President--Land             --

Peter A. Dea................  45 Executive Vice President--
                                  Exploration                            --

Bryan G. Hassler............  40 Vice President--Marketing               --

Robert W. Howard............  44 Senior Vice President--Investor
                                  Relations, Corporate Development
                                  and Treasurer                          --

Eugene A. Lang, Jr..........  45 Senior Vice President and General
                                  Counsel; and Secretary                 --

Logan Magruder, III.........  42 Vice President--Operations              --

Maurice F. Storm............  38 Vice President and General Manager--
                                  Mid- Continent Region                  --

--------
(1) Member of the Executive Committee of the Board of Directors.
(2) Member of the Board Planning and Nominating Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.
(4) Member of the Compensation Committee of the Board of Directors.
(5) Member of the Succession Committee of the Board of Directors
(6) Mr. Keller and Mr. Barrett are brothers-in-law.
(7) Mr. Fitzgibbons served as a Director of the Company from July 1987 until October 1992. He was re-elected to the Board of Directors in January 1994.
(8) Joseph P. Barrett is the son of William J. Barrett.

  William J. Barrett has continuously served as Chief Executive Officer of the Company since December 1983, except for the period from July 1, 1997 through March 23, 1998. He has served as Chairman of the Board since September 1994, and Mr. Barrett served as President from December 1983 through September 1994. From January 1979 to February 1982, Mr. Barrett was an independent oil and gas operator in the western United States in association with Aeon Energy, a partnership composed of four sole proprietorships. From 1971 to 1978, Mr. Barrett served as Vice President--Exploration and a director of Rainbow Resources, Inc., a publicly held independent oil and gas exploration company that merged with a subsidiary of the Williams Companies in 1978. Mr. Barrett served as President, Exploration Manager and Director for B&C Exploration from 1969 until 1971 and was chief geologist for Wolf Exploration Company, now known as Inexco Oil Co., from 1967 to 1969. He was an exploration geologist with Pan-American Petroleum Corporation from 1963 to 1966 and worked as an exploration geologist, a petroleum geologist and a stratigrapher for El Paso Natural Gas Co. at various times from 1958 to 1963. Mr. Barrett intends to retire as Chairman of the Board and Chief Executive Officer in March 2000.

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

  James M. Fitzgibbons has been a director of the Company since January 1994, and previously served as a director of the Company from July 1987 until October 1992. From October 1990 through December 1997, Mr. Fitzgibbons was Chairman and Chief Executive Officer of Fieldcrest Cannon, Inc. From January 1986 until October 1990, Mr. Fitzgibbons was President of Amoskeag Company. Prior to 1986, he was President of Howes Leather Company. Mr. Fitzgibbons is also member of the Board of Directors of Lumber Mutual Insurance Company, and he is a Trustee of Dreyfus Laurel Funds, a series of mutual funds.

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

  A. Ralph Reed was elected President and Chief Operating Officer of the Company on March 23, 1998. He was an Executive Vice President of the Company from November 1989 through March 23, 1998 and he has been a director since September 1990. From 1986 to 1989, Mr. Reed was an independent oil and natural gas operator in the Mid-Continent region of the United States, including the period from January 1988 to November 1989 when he acted as a consultant to Zenith. From 1982 to 1986, Mr. Reed was President and Chief Executive Officer of Cotton Petroleum Corporation ("Cotton"), a wholly owned exploration and production subsidiary of United Energy Resources, Inc. Prior to joining Cotton in 1980, Mr. Reed was employed by Amoco from 1962, holding various positions including Manager of International Production, Division Production Manager and Division Engineer.

  James T. Rodgers has been a director of the Company since November 1993. Mr. Rodgers served as the President, Chief Operating Officer and a director of Anadarko Petroleum Corporation ("Anadarko") from 1986 through 1992. Prior to 1986, Mr. Rodgers was employed in other capacities by Anadarko and Amoco. Mr. Rodgers taught Petroleum Engineering at the University of Texas in Austin in 1958 and at Texas Tech University in Lubbock from 1958 to 1961. Mr. Rodgers served as a Director of Louis Dreyfus Natural Gas Corporation until October 1997, and he currently serves as a director of Khanty Mansysk Oil Corporation, a privately held exploration and production company operating in the former Soviet Union.

  Philippe S.E. Schreiber has been a director of the Company since November 1985. Mr. Schreiber is an independent lawyer and business consultant. From August 1985 through December 1998 he was a partner of, or of counsel to, the law firm of Walter, Conston, Alexander & Green, P.C. in New York, New York. From 1988 to mid-1992, he also was the Chairman of the Board and a principal shareholder of HSE, Inc., d/b/a Manhattan Kids Limited, a privately owned corporation. Mr. Schreiber is a Director of the United States affiliates of The Mayflower Corporation plc., a British publicly traded company involved in the business of supplying parts and components to auto and truck manufacturers.

  Joseph P. Barrett has been Senior Vice President--Land since March 1999. He had served as Vice President--Land from March 1995 through February 1999, and he has held various positions in the Company's Land Department since 1982.

  Peter A. Dea was elected Executive Vice President--Exploration effective December 11, 1998. He served as Senior Vice President--Exploration of the Company from June 1996 through December 11, 1998. He held various exploration geologist positions with the Company from February 1994 through June 1996. Mr. Dea served as President of Nautilus Oil and Gas Company in Denver, Colorado from 1992 through 1993. From 1982 until 1991, Mr. Dea served in various positions with Exxon Company USA as a Geologist in the Production Department in Corpus Christi, Texas and as a Senior Geologist and Supervisor in the Exploration Department in Denver, Colorado. Mr. Dea served as adjunct Professor of Geology at Western State College, Gunnison, Colorado in the spring semesters of 1980 and 1982.

  Bryan G. Hassler has been Vice-President--Marketing of the Company since December 1996. He joined the Company as Director of Marketing in August 1994. Prior to joining the Company, Mr. Hassler was Marketing Coordinator for Questar Corporation's Marketing Group and Mr. Hassler held various engineering positions with Questar Corporation's exploration and production and pipeline groups.

  Robert W. Howard was elected Senior Vice President--Investor Relations, Corporate Development and Treasurer on February 25, 1999. He had been Senior Vice President of the Company from March 1992 through February 25, 1999. Mr. Howard served as the Executive Vice President--Finance from December 1989 until March 1992 and served as Vice President--Finance of the Company from December 1983 until December 1989. Mr. Howard has been the Treasurer of the Company since March 1986. During 1982, Mr. Howard was a Manager/Accountant with Weiss & Co., a certified public accounting firm.

  Eugene A. Lang, Jr. has been Senior Vice President--General Counsel of the Company since September 1995. In June 1997, Mr. Lang was also elected Secretary. Mr. Lang served as Senior Vice President, General Counsel and Secretary of Plains from May 1994 to July 1995, and from October 1990 to May 1994 he served as Vice President, General Counsel and Secretary of Plains. From September 1986 to September 1990 he was an associate with the Houston, Texas law firm of Vinson & Elkins. From 1984 to 1986, he was General Attorney and Assistant Secretary of KN. From 1978 to 1984, he was an attorney with KN.

  Logan Magruder III was elected Vice President--Operations in April 1998. From October 1997 through April 1998 he was Vice President--Corporate Relations and Business Development. From December 1996 through October 1997 he served as Manager of Operations in the Company's Gulf of Mexico Division. From November 1995 to December 1996, Mr. Magruder served as Director of Engineering and Operations for Scana Petroleum and from 1991 to 1993, Mr. Magruder served as a Vice President of Torch Energy. From 1980 to 1991, Mr. Magruder held petroleum engineering and corporate relations positions with other exploration and production companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1998, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

Item 11. Executive Compensation

Summary Compensation Table

  The following table sets forth in summary form the compensation received during each of the Company's last three completed years by the Chief Executive Officer and former Chief Executive Officer of the Company and by the four other most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 1998. The figures in the following table are for fiscal years ended December 31, 1998, 1997, and 1996:

                          Summary Compensation Table

                                                              Long Term Compensation
                                                          -------------------------------
                                                                  Awards          Payouts
                                                          ----------------------- -------
                                                   Other
                                                  Annual  Restricted  Securities
                                                  Compen-   Stock     Underlying   LTIP    All Other
   Name and Principal    Fiscal  Salary   Bonus   sation   Award(s)  Options/SARs Payouts Compensation
        Position          Year    ($)     ($)(1)  ($)(2)    ($)(3)      (#)(4)    ($)(5)     ($)(6)
   ------------------    ------ -------- -------- ------- ---------- ------------ ------- ------------
William J. Barrett(7)...  1998  $306,512 $145,000   -0-      -0-       110,000      -0-      $9,600
 Chairman of the Board,
 Chief                    1997  $215,000 $250,000   -0-      -0-        50,000      -0-      $9,500
 Executive Officer, and
 a director               1996  $255,417 $150,000   -0-      -0-       100,000      -0-      $7,913

Paul M. Rady(8).........  1998  $109,730 $ 95,000   -0-      -0-           -0-      -0-      $6,075
 Former President,
 former Chief             1997  $266,252 $160,000   -0-      -0-        50,000      -0-      $9,500
 Executive Officer, and
 former director          1996  $206,667 $ 63,000   -0-      -0-        52,000      -0-      $8,138

A. Ralph Reed(9)........  1998  $272,250 $ 70,000   -0-      -0-        60,000      -0-      $9,600
 President, Chief
 Operating                1997  $217,500 $120,000   -0-      -0-           -0-      -0-      $9,500
 Officer, and a director  1996  $207,917 $ 54,000   -0-      -0-        40,000      -0-      $7,988

J. Frank Keller.........  1998  $177,131 $ 50,000   -0-      -0-        35,000      -0-      $9,600
 Executive Vice
 President,               1997  $165,768 $ 90,000   -0-      -0-        26,700      -0-      $9,500
 Chief Financial
 Officer, and a director  1996  $155,938 $ 40,000   -0-      -0-        19,200      -0-      $8,222

Peter A. Dea............  1998  $167,708 $ 35,000   -0-      -0-       142,000      -0-      $9,600
 Executive Vice
 President--              1997  $153,750 $ 65,000   -0-      -0-         7,500      -0-      $8,838
 Exploration              1996  $134,625 $ 25,000   -0-      -0-        30,000      -0-      $7,224

Bryan G. Hassler........  1998  $143,950 $ 50,000   -0-      -0-        16,000      -0-      $8,636
 Vice President--
 Marketing                1997  $135,000 $ 50,000   -0-      -0-           -0-      -0-      $9,500
                          1996  $ 95,676 $ 33,493   -0-      -0-        18,000      -0-      $5,085

--------
(1) The dollar value of bonus (cash and non-cash) paid during the year indicated. On February 26, 1999, the Compensation Committee awarded a cash bonus of $121,000 to Mr. Hassler in accordance with the Company's Marketing and Trading Group Bonus Plan based on 1998 results of the Marketing and Trading Group. No bonuses were paid to the other named Executive Officers.
(2) During the period covered by the Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(3) During the period covered by the Table, the Company did not make any award of restricted stock, including share units.
(4) The sum of the number of shares of Common Stock to be received upon the exercise of all stock options granted.
(5) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.
(6) Represents the Company's matching contribution under the Company's 401(k) Plan for each named executive officer.
(7)  Mr. Barrett was elected as Chief Executive Officer on March 23, 1998.
(8) Mr. Rady served as Chief Executive Officer from July 1, 1997 until March 23, 1998 and as President from September 1994 until March 23, 1998, and he was an employee of the Company through April 30, 1998.
(9) Mr. Reed was elected as President and Chief Operating Officer on March 23, 1998.

Option Grants in Last Fiscal Year

  No stock appreciation rights were granted to any executive officers or employees in the year ended December 31, 1998. The following table provides information on stock option grants in the year ended December 31, 1998 to the named executive officers.

                       Option Grants In Last Fiscal Year

                                                                               Potential Realizable
                                                                                 Value at Assumed
                          Number of    % of Total                              Annual Rates of Stock
                         Securities     Options                                 Price appreciation
                         Underlying    Granted to  Exercise                       for Option Term
                           Options    Employees in   Price                     ---------------------
  Name                   Granted (#)  Fiscal Year  ($/Share)  Expiration Date      5%        10%
  ----                   -----------  ------------ --------- ----------------- ---------- ----------
William J. Barrett......   100,000(1)     9.36%     $33.625  March 25, 2005    $   14,500 $1,314,500
                            10,000(2)     0.94%     $24.375  October 23, 2005  $   93,950 $  223,950

Paul M. Rady(3).........       -0-         -0-       -- --         -- --           -- --      -- --

A. Ralph Reed...........    50,000(4)     4.68%     $33.625  March 25, 2005    $    7,250 $  657,250
                            10,000(2)     0.94%     $24.375  October 23, 2005  $   93,950 $  223,950

J. Frank Keller.........    30,000(4)     2.81%     $33.625  March 25, 2005    $    4,350 $  394,350
                             5,000(2)     0.47%     $24.375  October 23, 2005  $   46,975 $  111,975

Peter A. Dea............    20,000(4)     1.87%     $33.625  March 25, 2005    $    2,900 $  262,900
                            15,000(5)     1.40%     $32.625  July 31, 2005     $   17,175 $  212,175
                             7,000(6)     0.66%     $24.375  October 23, 2005  $   65,765 $  156,765
                           100,000(7)     9.36%     $22.125  December 11, 2005 $1,164,500 $2,464,500

Bryan G. Hassler........    15,000(4)     1.40%     $33.625  March 25, 2005    $    2,175 $  197,175
                            10,000(5)     0.94%     $32.625  July 31, 2005     $   11,450 $  141,450
                             5,000(6)     0.47%     $24.375  October 23, 2005  $   46,975 $  111,975

--------
(1) One-half of these option shares become exercisable on March 25, 1999, and the other half become exercisable on March 25, 2000.
(2) These option shares were exercisable on the date of grant, October 23, 1998.
(3) Mr. Rady served as Chief Executive Officer from July 1, 1997 until March 23, 1998 and as President from September 1994 until March 23, 1998.
(4) One-fourth of these option shares become exercisable on each of March 25, 1999; March 25, 2000 and March 25, 2002.
(5) One-fourth of these option shares become exercisable on each of July 23, 1999; July 23, 2000; July 23, 2001 and July 23, 2002.
(6) One-fourth of these option shares become exercisable on each of July 31, 1999; July 31, 2000; July 31, 2001 and July 31, 2002.
(7) One-fourth of these option shares become first exercisable on each of December 11, 1999; December 11, 2000; December 11, 2001 and December 11, 2002.

Aggregated Option Exercises And Fiscal Year-End Option Value Table

  The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 1998 by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company whose compensation exceeded $100,000 during the year ended December 31, 1998 and the year-end value of unexercised options held by these persons:

                          Aggregated Option Exercises
                    For Fiscal Year Ended December 31, 1998
                       And Year-End Option Values (/1/)

                                                        Number of
                                                  Securities Underlying     Value of Unexercised
                                                   Unexercised Options      In-the-Money Options
                           Shares      Value    at Fiscal Year-End(#)(4)  at Fiscal Year-End($)(5)
                         Acquired on  Realized  ------------------------- -------------------------
   Name                  Exercise(2)   ($)(3)   Exercisable Unexercisable Exercisable Unexercisable
   ----                  ----------- ---------- ----------- ------------- ----------- -------------
William J. Barrettt ....    19,524   $  225,746   188,000      100,000     $321,250          -0-
 Chief Executive
 Officer, and Chairman
 of the Board and a
 director

Paul M. Rady ...........   100,000   $1,844,375       -0-          -0-          -0-          -0-
 Former President,
 former Chief Executive
 Officer, and former
 director

A. Ralph Reed...........    56,648   $  626,346    58,400       70,000     $198,550     $ 17,500
 President, Chief
 Operating Officer and a
 director

J. Frank Keller.........       -0-          -0-    76,275       59,625     $505,225     $  8,400
 Executive Vice
 President, Chief
 Financial Officer, and
 a director

Peter A. Dea............    12,500   $  170,313    24,375      162,000     $100,000     $191,875
 Executive Vice
 President--Exploration

Bryan G. Hassler........     1,019   $   18,661    19,731       40,250     $ 44,504          -0-
 Vice President--
 Marketing

--------
(1) No stock appreciation rights are held by any of the named executive officers.
(2) The number of shares received upon exercise of options during the year ended December 31, 1998.
(3) With respect to options exercised during the Company's year ended December 31, 1998, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(4) The total number of unexercised options held as of December 31, 1998, separated between those options that were exercisable and those options that were not exercisable.
(5) For all unexercised options held as of December 31, 1998, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 1998. As required, the price used to calculate these figures was the closing sale price of the Common Stock at year's end, which was $24.00 per share on December 31, 1998. On March 15, 1999, the closing sale price was $22.25 per share.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

  The Company has an employee retirement plan (the "401(k) Plan") that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees of the Company are entitled to contribute to the 401(k) Plan up to 15 percent of their respective salaries. The Company currently contributes on behalf of each participating employee 100 percent of that employee's contribution, up to a maximum of six percent of base salary, with one-half of the matching contribution paid in cash and one-half paid in the Company's Common Stock. The Company's matching contribution is subject to a vesting schedule. Benefits payable to employees upon retirement are based on the contributions made by the employee under the 401(k) Plan, the Company's matching contributions, and the performance of the 401(k) Plan's investments. Therefore, the Company cannot estimate the annual benefits that will be payable to participants in the 401(k) Plan upon retirement at normal retirement age. Excluding the 401(k) Plan, the Company has no defined benefit or actuarial or pension plans or other retirement plans.

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

  Other Arrangements. During the year ended December 31, 1998, no compensation was paid to directors of the Company other than pursuant to the standard compensation arrangements described in the previous section.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

  The Company has entered into severance agreements (the "Agreements") with Messrs. Barrett, Reed, Keller, Dea and Hassler. Generally, the Agreements of Messrs. Reed, Keller, Dea and Hassler provide, among other things, that if, within three years after a Change-in-Control (as defined in the Agreement) the employee's employment is terminated by the employee for "Good Reason" or by the Company other than for "Cause" (as such terms are defined in the Agreement), the employee will be entitled to a lump sum cash payment equal to three times (two times in the case of Messrs. Dea and Hassler) the employee's annual compensation (based on annual salary and past annual bonus) in addition to continuation of certain benefits for three years (two years in the case of Mr. Dea) from the date of termination. Mr. Barrett's Agreement, as amended, provides that, if his employment is terminated by him for Good Reason or by the Company other than for Cause prior to March 31, 2000, he will receive a lump sum cash amount equal to the compensation that would have been paid from his termination dated through March 31, 2000, in addition to continued benefits through March 31, 2000.

  In addition, the Company's stock option plans and option agreements thereunder provide for the acceleration of option exercisability in the event of a change-in-control.

Compensation Committee Interlocks and Insider Participation

  During the year ended December 31, 1998, Messrs. Buford, Cody, Fitzgibbons, Grant, Rodgers and Schreiber served as the members of the Compensation Committee of the Board of Directors. Mr. Schreiber served as the President of Excel Energy Corporation ("Excel") prior to the 1985 merger of Excel with and into the Company. No other person who served as a member of the Compensation Committee during the year ended December 31, 1998 was, during that year, an officer or employee of the Company or of any of its subsidiaries, or was formerly an officer of the Company or of any of its subsidiaries, except Mr. Buford who served as Chairman of the Board from December 1983 through March 1994. However, Mr. Buford was never a salaried employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table summarizes certain information as of March 15, 1999 with respect to the ownership by each director, by each executive officer named in the "Executive Compensation" section above, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the common stock:

             Name of                 Amount/Nature of        Percent of Class
         Beneficial Owner          Beneficial Ownership     Beneficially Owned
         ----------------          --------------------     ------------------
William J. Barrett................     582,741 Shares(1)            1.8%
C. Robert Buford..................     679,866 Shares(2)            2.1%
Derrill Cody......................      23,560 Shares(3)              *
Peter A. Dea......................      74,463 Shares(3)              *
James M. Fitzgibbons..............      22,500 Shares(3)              *
William W. Grant, III.............      35,150 Shares(3)              *
Bryan G. Hassler..................      31,665 Shares(3)              *
J. Frank Keller...................     133,707 Shares(3)              *
A. Ralph Reed.....................     128,834 Shares(3)              *
James T. Rodgers..................      23,500 Shares(3)              *
Philippe S.E. Schreiber...........      27,007 Shares(3)

All Directors and Executive
 Officers as a Group (16
 Persons).........................   1,978,758 Shares(5)            6.0%

Franklin Resources, Inc...........   4,337,676 Shares(6)           13.5%
 777 Mariners Island
 San Mateo, CA 94403

State Farm Mutual Automobile
 Insurance Company and
 affiliates.......................   2,935,633 Shares(6)(7)         9.2%
 One State Farm Plaza
 Bloomington, IL 61710

Lazard Freres & Co. LLC...........   1,601,236 Shares(6)            5.0%
 30 Rockefeller Plaza
 New York, NY 10020

--------
 *  Less than 1% of the Common Stock outstanding.
(1) The number of shares indicated includes 21,292 shares owned by Mr. Barrett's wife, 230,000 shares owned by the Barrett Family L.L.L.P., a Colorado limited liability limited partnership for which Mr. Barrett and his wife are general partners and owners of an aggregate of 48.626622 percent of the partnership interests, and 238,000 shares underlying options that currently are exercisable or become exercisable within 60 days following March 15, 1999. Pursuant to Rule 16a-1(a)(4) under the Exchange Act, Mr. Barrett disclaims ownership of all but 111,841 shares held by the Barrett Family L.L.L.P., which constitutes Mr. and Mrs. Barrett's proportionate share of the shares held by the Barrett Family L.L.L.P.
(2) C. Robert Buford is considered a beneficial owner of the 598,210 shares of which Zenith is the record owner. Mr. Buford owns approximately 89 percent of the outstanding common stock of Zenith. The number of shares of the Company's stock indicated for Mr. Buford also includes 10,000 shares that are owned by Aguilla Corporation, which is owned by Mr. Buford's wife and adult children. Mr. Buford disclaims beneficial ownership of the shares held by Aguilla Corporation pursuant to Rule 16a-1(a)(4) under the

    Exchange Act. The number of shares indicated also includes 12,500 shares underlying stock options that currently are exercisable or that become exercisable within 60 days following March 15, 1999.
(3) The number of shares indicated consists of or includes the following number of shares underlying options that currently are exercisable or that become exercisable within 60 days following March 15, 1999 that are held by each of the following persons: Derrill Cody, 23,300; Peter A. Dea, 65,000; James M. Fitzgibbons, 10,500; William W. Grant, III, 22,800; Bryan
    G. Hassler, 30,250; J. Frank Keller, 91,500; James T. Rodgers, 13,500 and Philippe S.E. Schreiber, 20,000.
(4) The number of shares indicated includes 7,800 shares owned by Mary C. Reed, Mr. Reed's wife, and 80,900 shares underlying options that currently are exercisable or that become exercisable within 60 days following March 15, 1999.
(5) The number of shares indicated includes the shares owned by Zenith that are beneficially owned by Mr. Buford as described in note (2) and the aggregate of 608,250 shares underlying the options described in notes (1),
    (2), (3) and (4), an aggregate of 33,264 shares owned by five executive officers not named in the above table, and an aggregate of 182,501 shares underlying options that currently are exercisable or that are exercisable within 60 days following March 15, 1999 that are held by those five executive officers.
(6) Based on information included in a Schedule 13G filed with the Securities and Exchange Commission by the named stockholders.
(7) The number of shares indicated includes the shares owned by entities affiliated with State Farm Mutual Automobile Insurance Company ("SFMAI"). Those entities and SFMAI may be deemed to constitute a "group" with regard to the ownership of shares reported on a Schedule 13G.

Item 13. Certain Relationships and Related Transactions

  During 1998, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                    PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K

  (a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Report of Independent Public Accountants..............................  F-1
   Consolidated Balance Sheets at December 31, 1998 and 1997.............  F-2
   Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.......................................  F-3
   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998..........................  F-4
   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998...................................  F-5
   Notes to the Consolidated Financial Statements........................  F-6
   Supplemental Oil And Gas Information.................................. F-21

  All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

  (a)(3) Exhibits

  See"EXHIBIT INDEX" on page 36.

  (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                         BARRETT RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 1998

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

  3.2 Certificate of Amendment to Certificate of Incorporation of Barrett dated June 17, 1997 is incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997.

  3.3    Bylaws of Barrett, as amended through February 25, 1999.

  4.1A Form of Rights Agreement dated as of August 5, 1997 between Barrett and BankBoston, N.A., which includes, as Exhibit A thereto, the form of Certificate of Designations specifying the terms of the Series A
         Junior Participating Preferred Stock, and as Exhibit B thereto, the form of Rights Certificate, is incorporated by reference from Exhibit
         1 to the Company's Registration Statement on Form 8-A filed August 11,
         1997.

  4.1B   Amendment to Rights Agreement dated August 5, 1997 between Barrett and
         BankBoston, N.A.

  4.2    Revised Form of Indenture between the Company and Bankers Trust
         Company, as trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes is incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed February 10, 1997, File No. 333-19363.

  4.3 Form of Indenture between the Registrant and Bankers Trust Company, as trustee, with respect to Debt Securities is incorporated by reference from Exhibit 4.2 of Registrant's Registration Statement on Form S-3 filed May 6, 1998 (File No. 333-51985).

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


 Exhibit                               Description
 -------                               -----------
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

 10.7B First Amendment to Revolving Credit Agreement dated October 31, 1996 between and among Barrett, Agent and the Banks is incorporated by reference from Exhibit 10.1 to Amendment No. 2 to Barrett's
         Registration Statement on Form S-3 (File No. 333-19363) dated February
         10, 1997.

 10.7C Second Amendment to Revolving Credit Agreement dated February 10, 1997 between and among Barrett, the Agent, and the Banks is incorporated by reference from Exhibit 10.2 to Amendment No. 2 to Barrett's
         Registration Statement on Form S-3 (File No. 333-19363) dated February
         10, 1997.

 10.7D Amended and Restated Credit Agreement dated November 12, 1997 between and among Barrett, the Agent, the Banks, and The Chase Manhattan Bank as the "Competitive Bid Auction Agent" is incorporated by reference from Exhibit 10.7D to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.7E   First Amendment to Amended and Restated Credit Agreement dated
         December 19, 1997 between and among Barrett, the Agent, the Banks, and the Competitive Bid Auction Agent is incorporated by reference from
         Exhibit 10.7E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.8A   Severance Protection Agreement dated February 6, 1998 between
         Registrant and William J. Barrett is incorporated by reference from
         Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.8B   Amendment No. 1 to Severance Protection Agreement dated November 19,
         1998 between Registrant and William J. Barrett.

 10.9A   Form of Severance Protection Agreement between Barrett and each of A.
         Ralph Reed, J. Frank Keller, Peter A. Dea and Bryan G. Hassler is incorporated by reference from Exhibit 10.9A to Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997.

 10.9B   Schedule Identifying Material Differences Among Severance Protection
         Agreements between Barrett and each of A. Ralph Reed, J. Frank Keller,
         Peter A. Dea, and Bryan G. Hassler.

 21      List of Subsidiaries.

 23.1    Consent of Arthur Andersen LLP.

 23.2    Consent of Ryder Scott Company.

 23.3    Consent of Netherland, Sewell & Associates, Inc.

 27      Financial Data Schedule.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Barrett Resources Corporation

  We have audited the accompanying consolidated balance sheets of Barrett Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrett Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Denver, Colorado
February 26, 1999

                         BARRETT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                                 (in thousands)

                                                                1998     1997
                                                              -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 14,339 $ 14,479
  Receivables, net...........................................  127,798  102,934
  Inventory..................................................    8,968    2,579
  Other current assets.......................................    2,053    1,701
                                                              -------- --------
    Total current assets.....................................  153,158  121,693
Net property and equipment (full cost method)................  682,168  747,175
Other assets, net............................................    3,553    3,833
                                                              -------- --------
                                                              $838,879 $872,701
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $104,799 $ 61,870
  Amounts payable to oil and gas property owners.............   16,020   27,174
  Production taxes payable...................................   20,400   17,945
  Accrued and other liabilities..............................   17,047   17,917
                                                              -------- --------
    Total current liabilities................................  158,266  124,906
Long term debt...............................................  334,067  266,437
Deferred income taxes........................................   13,294   68,977
Commitments and contingencies--Note 10
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding..............................      --       --
  Common stock, $.01 par value: 45,000,000 shares authorized,
   32,002,304 outstanding (31,415,528 at December 31, 1997)..      320      314
  Additional paid-in capital.................................  261,998  247,390
  Retained earnings..........................................   70,934  164,677
                                                              -------- --------
    Total stockholders' equity...............................  333,252  412,381
                                                              -------- --------
                                                              $838,879 $872,701
                                                              ======== ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1998, 1997 and 1996
                     (in thousands, except per share data)

                                                     1998       1997     1996
                                                   ---------  -------- --------
Revenues:
  Oil and gas production.......................... $ 205,501  $206,907 $151,737
  Trading revenues................................   412,982   171,140   46,862
  Interest income.................................       649     1,573      760
  Other income....................................     6,267     2,980    3,213
                                                   ---------  -------- --------
                                                     625,399   382,600  202,572
Operating expenses:
  Lease operating expenses........................    58,626    57,904   47,642
  Depreciation, depletion and amortization........   102,123    72,389   45,775
  Impairment......................................   168,304       --       --
  Cost of trading.................................   398,041   165,218   44,036
  General and administrative......................    24,546    24,890   16,947
  Interest expense................................    20,858    13,243    3,684
  Other expenses, net.............................     2,412     1,770      --
                                                   ---------  -------- --------
                                                     774,910   335,414  158,084
                                                   ---------  -------- --------
(Loss) income before income taxes.................  (149,511)   47,186   44,488
(Benefit) provision for income taxes..............   (55,768)   17,925   14,962
                                                   ---------  -------- --------
Net (loss) income................................. $ (93,743) $ 29,261 $ 29,526
                                                   =========  ======== ========
(Loss) earnings per common share
  Basic........................................... $   (2.95) $    .93 $   1.04
  Assuming dilution............................... $   (2.95) $    .92 $   1.02


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                     Additional                        Total
                              Common  Paid-In   Treasury Retained  Stockholders'
                              Stock   Capital    Stock   Earnings     Equity
                              ------ ---------- -------- --------  -------------
Balance, January 1, 1996....   $251   $ 86,154   $ (467) $105,890    $191,828
  Exercise of stock
   options..................      2      4,077     (527)      --        3,552
  Purchase of treasury
   stock....................    --         --      (351)      --         (351)
  Retirement of treasury
   stock....................    --      (1,345)   1,345       --          --
  Stock issued in connection
   with
   property acquisitions....      6     18,362      --        --       18,368
  Issuance of common stock,
   net......................     54    134,743      --        --      134,797
  Net income for the year
   ended December 31, 1996..    --         --       --     29,526      29,526
                               ----   --------   ------  --------    --------
Balance, December 31, 1996..    313    241,991      --    135,416     377,720
  Exercise of stock
   options..................      1      1,389     (207)      --        1,183
  Purchase of treasury
   stock....................    --         --        (2)      --           (2)
  Retirement of treasury
   stock....................    --        (209)     209       --          --
  Fair value of put option
   issued in connection with
   property acquisitions....    --       4,219      --        --        4,219
  Net income for the year
   ended December 31, 1997..    --         --       --     29,261      29,261
                               ----   --------   ------  --------    --------
Balance, December 31, 1997..    314    247,390      --    164,677     412,381
  Exercise of stock
   options..................      3      5,728     (233)      --        5,498
  Retirement of treasury
   stock....................    --        (233)     233       --          --
  Stock issued in connection
   with
   property acquisitions....      3      9,113      --        --        9,116
  Net loss for the year
   ended December 31, 1998..    --         --       --    (93,743)    (93,743)
                               ----   --------   ------  --------    --------
Balance, December 31, 1998..   $320   $261,998   $  --   $ 70,934    $333,252
                               ====   ========   ======  ========    ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows from operations:
  Net (loss) income........................... $ (93,743) $  29,261  $  29,526
  Adjustments needed to reconcile to net cash
   flow provided by operations:
    Depreciation, depletion and amortization
     and impairment...........................   270,858     72,743     45,775
    Unrealized (gain) on trading..............       --         --      (1,139)
    Deferred income taxes.....................   (55,683)    18,069     13,655
    Other.....................................    (2,168)       --         --
                                               ---------  ---------  ---------
                                                 119,264    120,073     87,817
Change in current assets and liabilities:
  Receivables.................................   (24,864)   (29,889)   (41,956)
  Other current assets........................    (6,383)    (1,697)      (582)
  Accounts payable............................    42,929     20,253     27,248
  Amounts due oil and gas owners..............   (11,154)     8,678      9,622
  Production taxes payable....................     2,455      4,115      5,783
  Accrued and other liabilities...............    (5,277)    12,749        742
                                               ---------  ---------  ---------
Net cash flow provided by operations..........   116,970    134,282     88,674
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from sales of oil and gas
   properties.................................     6,393     14,233      1,948
  Acquisitions of property and equipment......  (203,056)  (340,015)  (202,610)
                                               ---------  ---------  ---------
Net cash flow used in investing activities....  (196,663)  (325,782)  (200,662)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
   net........................................     5,498      1,183    138,349
  Purchase of treasury stock..................       --          (2)      (351)
  Proceeds from long-term borrowing...........   119,000    130,577     91,000
  Payments on long-term debt..................   (44,794)   (86,131)  (110,000)
  Proceeds from Senior Notes, net of offering
   costs......................................       --     145,963        --
  Other.......................................      (151)      (150)       --
                                               ---------  ---------  ---------
Net cash flow provided by financing
 activities...................................    79,553    191,440    118,998
                                               ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................      (140)       (60)     7,010
Cash and cash equivalents at beginning of
 year.........................................    14,479     14,539      7,529
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  14,339  $  14,479  $  14,539
                                               =========  =========  =========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1997 and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Barrett Resources Corporation (the "Company") is an independent natural gas and oil exploration and production company with producing properties located principally in the Rocky Mountain region, Mid-Continent states and the Gulf of Mexico. The Company also operates gas gathering systems and related facilities in certain areas in which the Company owns production. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties. In 1996, the Company commenced international activities with an exploration project in the Republic of Peru.

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except Barrett Piceance, LLC in which the Company owns 99 percent of the equity. All significant intercompany transactions have been eliminated in consolidation.

 Reclassifications

  Certain reclassifications have been made to 1997 and 1996 amounts to conform to the 1998 presentation.

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

  Capitalized costs are accumulated on a country-by-country basis subject to a cost center ceiling and amortized using the units-of-production method. The Company presently has two cost centers: the United States and Peru. Amortizable costs include developmental drilling in progress as well as estimates of future

                         BARRETT RESOURCES CORPORATION
development costs of proved reserves, but exclude the costs of unevaluated oil and gas properties. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from the long-lived asset impairment test requirement of Financial Accounting Standards No. 121, but will continue to be subject to the ceiling test limitations. Accumulated depreciation is written off as assets are retired. Depletion and amortization equaled approximately $.92, $.77 and $.59 per Mcfe ($5.49, $4.60 and $3.54 per BOE) during the years ended December 31, 1998, 1997 and 1996, respectively. A full cost method of accounting ceiling test in 1998 resulted in the Company recognizing a pre-tax impairment expense of $129 million and $39 million on its oil and gas properties located in the United States and Peru, respectively.

  The Company leases non-producing acreage for its exploration and development activities. The cost of these leases is included in unevaluated oil and gas property costs recorded at the lower of cost or fair market value.

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

 Trading and hedging activities

  The Company's business activities include the buying and selling of natural gas. The Company currently recognizes revenue and costs on gas trading transactions at the point in time when gas is delivered to the purchaser.

  The Company uses both commodity futures contracts and price swaps to hedge the impact of price fluctuations on a portion of its production and trading activities. The Company enters into a hedging position for specific transactions that management deems expose the Company to an unacceptable market price risk. Price swaps or commodities transactions without corresponding scheduled physical transactions (scheduled physical transactions include committed trading activities or production from producing wells) do not qualify for hedge accounting. The Company classifies these positions as trading positions and records these instruments at fair value. As of December 31, 1998 the Company did not have any positions that did not qualify for hedge accounting. Gains and losses are recognized as fair values fluctuate from time to time compared to cost.

  Gains or losses on hedging transactions are deferred until the physical transaction occurs for financial reporting purposes. Deferred gains and losses and unrealized gains and losses are evaluated in connection with the physical transaction underlying the hedge position. Hedging gains or losses significantly exceeding the price movement of the underlying physical transaction are recorded in the consolidated statements of income in the period in which the lack of correlation occurred. Gains or losses on hedging activities are recorded in the

                         BARRETT RESOURCES CORPORATION
consolidated statements of income as adjustments of the revenue or cost of the underlying physical transaction. Hedging transactions are reported as operating activities in the consolidated statements of cash flows.

 Earnings per share

  In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This pronouncement requires the presentation of the earnings per share ("EPS") based on the weighted-average number of common shares outstanding (referred to as basic earnings per share) and earnings per share giving effect to all dilutive potential common shares that were outstanding during the reporting period (referred to as diluted earnings per share or earnings per share-assuming dilution). In addition, this pronouncement requires restatement of earnings per share for all prior periods presented. As a result, the Company's reported earnings per share for 1996 were restated.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                        1998     1997    1996
                                                      --------  ------- -------
                                                           (in thousands)
   Income (loss) available to common stockholders.... $(93,743) $29,261 $29,526
                                                      ========  ======= =======
   Weighted average number of common shares used in
    basic EPS........................................   31,756   31,367  28,388
   Effect of dilutive securities (see Note 7):
     Stock options...................................      --       466     432
     Written put option..............................      --       107     --
                                                      --------  ------- -------
   Weighted number of common shares and dilutive
    potential common stock used in EPS--assuming
    dilution.........................................   31,756   31,940  28,820
                                                      ========  ======= =======

  Dilutive securities were not included in computing diluted EPS for 1998 because their effects were antidilutive.

 Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (non-owner changes in equity) and its components in the financial statements. In 1998, the Company did not have any equity changes from non-owner sources that would be classified as comprehensive income.

                         BARRETT RESOURCES CORPORATION

2. RECEIVABLES

                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
   Oil and gas revenue and trading receivables............... $108,969 $ 78,962
   Joint interest billings...................................   16,074   22,672
   Other accounts receivable.................................    2,755    1,300
                                                              -------- --------
                                                              $127,798 $102,934
                                                              ======== ========

  The Company's accounts receivable are primarily due from medium size oil and gas entities in the Rocky Mountain and Gulf Coast regions and from industrial end-users and local distribution companies. Collection of joint interest billings is generally secured by future production. The Company performs periodic credit evaluations of customers purchasing production and purchased natural gas for which no collateral is required. Based upon these evaluations, the Company may require a standby letter of credit or a financial guarantee. Historically, the Company has not experienced significant losses related to these extensions of credit. As of December 31, 1998 and 1997, receivables are recorded net of allowance for doubtful accounts of $658,000 and $694,000, respectively.

3. INVENTORY

  Materials and supplies, and natural gas inventory are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method.

                                                                  1998    1997
                                                                 ------- -------
                                                                 (in thousands)
   Natural Gas.................................................. $ 7,195 $ 1,164
   Material and Supplies........................................   1,773   1,415
                                                                 ------- -------
                                                                 $ 8,968 $ 2,579
                                                                 ======= =======

4. PROPERTY AND EQUIPMENT

                                                            1998       1997
                                                         ---------- ----------
                                                            (in thousands)
   Oil and gas properties, full cost method:
     Unevaluated costs, not being amortized............. $   57,914 $  119,737
     Evaluated costs....................................  1,109,822    848,334
     Gas gathering systems..............................     38,799     35,551
   Furniture, vehicles and equipment....................     11,120     10,181
                                                         ---------- ----------
                                                          1,217,655  1,013,803
   Less accumulated depreciation, depletion,
    amortization and impairment.........................    535,487    266,628
                                                         ---------- ----------
                                                         $  682,168 $  747,175
                                                         ========== ==========

                         BARRETT RESOURCES CORPORATION

5. UNEVALUATED OIL AND GAS PROPERTY COSTS

  Unevaluated oil and gas property costs associated with unevaluated properties and major development projects consist of the following:

                                                   Costs incurred during
                                            ------------------------------------
                                             1998    1997    1996  Prior  Total
                                            ------- ------- ------ ----- -------
                                                       (in thousands)
   Acquisition costs....................... $19,847 $25,225 $4,188 $ 85  $49,345
   Exploration costs.......................   6,309   1,497    763  --     8,569
                                            ------- ------- ------ ----  -------
                                            $26,156 $26,722 $4,951 $ 85  $57,914
                                            ======= ======= ====== ====  =======

  The unevaluated costs were incurred for projects which are being explored. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within the next five years.

6. LONG-TERM DEBT

                                                                 1998     1997
                                                               -------- --------
                                                                (in thousands)
   Line of Credit............................................. $175,000 $100,000
   7.55% Senior Notes.........................................  150,000  150,000
   Production Payments........................................   14,399   17,231
                                                               -------- --------
   Total......................................................  339,399  267,231
   Less: current portion......................................    5,332      794
                                                               -------- --------
   Long-term debt............................................. $334,067 $266,437
                                                               ======== ========

 Line of Credit

  The Company has a reserve-based line of credit with a group of banks which provides up to $250 million, maturing September 30, 2002. The amount actually available to the Company under the line at any given time is limited to the collateral value of proved reserves as determined by the lenders. Based on the lenders' determination of collateral value, as of December 31, 1998 (which was based on an unaudited June 30, 1998 reserve report), the Company's borrowing limit was $200 million. The lenders are currently reviewing the December 31, 1998 reserve report to determine current collateral value. At the conclusion of this review, the borrowing base could change. The Company is required to pay only interest during the revolving period. At its option, the Company has elected to use the London Interbank Eurodollar Rate (LIBOR) plus a spread ranging from .185 percent to .625 percent (depending on the Company's Senior Debt Rating and the ratio of the Company's outstanding indebtness to its earnings before interest, taxes and depreciation, depletion and amortization) for a substantial portion of the outstanding balance. As of December 31, 1998 the Company's outstanding balance under the line of credit was $175 million which was accruing interest at an average LIBOR based rate of 5.625 percent. The line of credit agreement provides for facility fees ranging between 9/100 of one percent and 37.5/100 of one percent of the lesser of the available commitment and the borrowing base. The Credit Agreement restricts the payment of dividends, borrowings, sale of assets, loans to others, and investment and merger activity over certain limits without the prior consent of the bank and requires the Company to maintain certain net worth and debt to equity levels.

 7.55% Senior Notes

  In February 1997, the Company completed a public offering of $150 million (principal amount) of its 7.55% Senior Notes due 2007 ("Notes"). A portion of the net proceeds from the offering was used to repay the

                         BARRETT RESOURCES CORPORATION

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

  The aggregate amount of long-term debt maturities, (including estimated operating cash flows from properties designated for production payments) for each of the five years after 1998 are: $5.3 million, $4.4 million, $3.4 million, $176.3 million and nil.

 Fair value of financial instruments

  The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Based on the variable borrowing rates and re-pricing terms currently available to the Company for the line of credit, the carrying amounts of the Company's line of credit and the production payment liabilities approximate fair value. The fair values of the line of credit and Notes and production payments were $175.0 million and $158.8 million, respectively, at December 31, 1998.

7. COMMON STOCK AND OPTIONS

 Common Stock

  In March 1998, the Company issued 260,917 shares of its common stock in an acquisition of a company whose sole asset is a 15 percent interest in an oil and gas license covering an area denominated as Block 67 located in the Republic of Peru.

  In conjunction with a property acquisition transaction executed in April 1997, the Company issued a written put option that obligates the Company to issue 150,000 shares of its common stock to the holder of the option should the holder elect to exercise this option. The Company will then receive the holder's one percent interest in a subsidiary of the Company. This option is exercisable by the holder at any time prior to January 31, 2012. In addition, the Company has a written call option, exercisable between January 1, 2002 and January 31, 2012, that gives it the right to purchase the minority interest by issuing the aforementioned common shares. The put option was recorded to additional paid-in capital at a fair market value totaling $4.2 million, the value of the Company's common stock to be issued pursuant to the option. The fair market value was based on the market price of the Company's common stock at the date the option was issued.

  In June 1997, the Company's shareholders voted to increase the authorized number of shares of the Company's common stock from 35 million to 45 million.

                         BARRETT RESOURCES CORPORATION

  In June 1996, the Company issued 5.4 million shares of common stock for $26.375 per share in a public offering. The net proceeds from the issuance of the shares totaled approximately $134.8 million after deducting issuance costs and underwriting fees.

  The Company has a stockholders rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts.

 Stock Options

  The Company has three employee stock option plans, a 1990 Plan, a 1994 Plan and a 1997 Plan, under which the Company's common stock may be granted to officers and other employees of the Company and subsidiaries. The 1990 Plan provides for the granting of options to purchase 775,000 shares. The 1994 Plan as amended, provides for the granting of options to purchase 1,000,000 shares of the Company's common stock. The 1997 Plan provides for the granting of options to purchase 1,500,000 shares of the Company's common stock. In addition, the Company has a non-discretionary stock option plan, as amended, under which options for an aggregate of 300,000 shares of the Company's common stock may be granted to non-employee directors. In 1995, the Company assumed pre-existing stock option plans of Plains and converted all options then outstanding into options to acquire shares of the Company's common stock. No further options will be granted under the Plains' plans.

  Pursuant to the plans, the exercise price of each option cannot be less than the market price of the Company's stock on the date of grant. Options under the Company's plans generally become exercisable in equal installments on each of the first four anniversaries of the date of grant. All options granted under the Plains option plans are currently exercisable. The options expire, to the extent not exercised, between five and ten years after the date of the grant, or within 90 days (30 days under the Plains plan) after the recipient's earlier termination of employment with the Company. Options can be incentive stock options or non-statutory stock options.

  On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). The Company elected to continue to account for these plans under APB Opinion No. 25, under which no compensation costs are recognized for option grants that are equal to or greater than the market price at time of grant. If compensation cost for these plans had been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced or increased as follows:

                                                         For the Year Ended
                                                            December 31,
                                                      --------------------------
                                                        1998      1997    1996
                                                      ---------  ------- -------
                                                           (in thousands)
   Net income (loss)
     As reported..................................... $ (93,743) $29,261 $29,526
     Pro forma....................................... $(101,008) $22,301 $27,277
   Net income (loss) per share
     As reported
       Basic......................................... $   (2.95) $   .93 $  1.04
       Diluted....................................... $   (2.95) $   .92 $  1.02
     Pro forma
       Basic......................................... $   (3.18) $   .71 $   .96
       Diluted....................................... $   (3.18) $   .70 $   .95

                         BARRETT RESOURCES CORPORATION

  Changes in outstanding stock options under these plans are summarized as follows:

                                 1998                 1997                 1996
                          -------------------- -------------------- --------------------
                                     Weighted-            Weighted-            Weighted-
                          Number of   Average  Number of   Average  Number of   Average
                           Option    Exercise   Option    Exercise   Option    Exercise
                           Shares      Price    Shares      Price    Shares      Price
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  2,088,208   $26.29   1,481,559   $22.50     986,546   $16.89
Granted.................  1,253,307    30.10     787,250    33.18     727,600    28.59
Exercised...............   (344,139)   16.96     (83,851)   16.48    (230,897)   17.72
Forfeited...............   (387,500)   31.15     (96,750)   32.74      (1,690)   23.96
                          ---------            ---------            ---------
Outstanding at end of
 year...................  2,609,876    28.63   2,088,208    26.29   1,481,559    22.50
                          =========            =========            =========
Options exercisable at
 year end...............    959,326              718,633              392,959
Weighted-average fair
 value of options
 granted during the
 year...................  $   17.27            $   20.69            $   17.74

  The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS No. 123, uses the Black-Scholes stock option pricing model with the following weighted-average assumptions used:

                                                            1998   1997   1996
                                                            -----  -----  -----
   Expected option life--years.............................  5.54   5.44   4.90
   Risk-free interest rate.................................  5.19%  6.78%  6.44%
   Dividend yield..........................................     0      0      0
   Volatility.............................................. 56.87% 57.47% 69.54%

  The following table summarizes information about stock options outstanding at December 31, 1998:

                               Stock Options Outstanding              Stock Options Exercisable
                     ---------------------------------------------- -----------------------------
                                       Weighted-
                         Number         Average        Weighted-        Number       Weighted-
      Range of       Outstanding at    Remaining        Average     Exercisable at    Average
   Exercise Prices      12/31/98    Contractual Life Exercise Price    12/31/98    Exercise Price
   ---------------   -------------- ---------------- -------------- -------------- --------------
       $ 5-16            109,501           .2            $12.99        109,501         $12.99
        16-21            230,004          2.4             19.06        205,004          18.99
        21-30            842,064          5.2             24.58        323,014          24.68
        30-43          1,428,307          5.5             33.76        321,807          34.08
                       ---------          ---            ------        -------         ------
                       2,609,876          4.9             28.63        959,326          25.28
                       =========                                       =======

8. RETIREMENT BENEFITS

  The Company has a voluntary 401(k) employee savings plan. Under this plan, as amended, the Company matches 100% of each participating employee's contribution, up to a maximum of 6% of base salary, with one-half of the match paid in cash and one-half of the match paid in the Company's common stock. The employee's rights to the Company's matching contributions are subject to a vesting schedule. Company contributions were $675,000, $434,000 and $341,000 in 1998, 1997 and 1996, respectively.

  Pursuant to a 1995 merger agreement between Plains and the Company, Plains' employee benefit plans were terminated in 1995 and plan assets were distributed to the participants. Final distribution of plan assets for Plains' profit-sharing and 401(k) plans was made to participants during 1996. A final distribution for Plains' executive deferred compensation plan and directors' deferred plan was made to the participants by the trustee of the assets in January 1998.

                         BARRETT RESOURCES CORPORATION

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

  As of December 31, 1998, the Company had in effect outstanding natural gas swaps associated with its Rocky Mountain natural gas production of 27.8 million MMBtu for the year 1999 and 80.2 million MMBtu for the period of January 2000 through 2003. Fixed prices associated with these swaps range from $1.71 to $2.25 per MMBtu for 1999 and from $1.71 to $1.79 per MMBtu for January 2000 through February 2003.

  At year-end 1997, the Company held Rocky Mountain natural gas production hedging positions of 25.1 million MMBtu for the year 1998 and 104 million MMBtu for the period of January 1999 through February 2003. Fixed prices for these swaps ranged between $1.71 and $2.24 per MMBtu for 1998 and between $1.71 and $1.79 per MMBtu for January 1999 through February 2003.

  Hedging gains and losses are recorded when the related gas or oil production has been produced or delivered or the financial instrument expires. These gains and losses offset prices that have been received for natural gas and oil production. Net hedging gains (losses) are included in oil and gas revenues. For the years ended December 31, 1998, 1997 and 1996, the Company's losses under its production swap agreements were $0.7 million, $4.3 million and $5.0 million, respectively. Realized hedging losses for 1996 were offset by approximately $1.2 million relating to a portion of such hedges that were held by the Company as of December 31, 1995 and did not qualify for hedge accounting due to a reduced correlation between the index price and the price to be realized for certain physical gas deliveries. The unrealized hedging costs were recorded as a liability in 1995.

 Hedging for Trading Activities

  As of December 31, 1998, the Company had in effect outstanding natural gas swaps associated with its natural gas trading activities of 275.3 million MMBtu, 14.0 million MMBtu and 5.5 million MMBtu for 1999, 2000 and 2001, respectively. Fixed prices for 1999 range between $1.46 and $2.77 per MMBtu. Hedges for the years 2000 and 2001 are priced at specific pipeline indices. These swaps are in place to cover fixed price purchases and sales.

  At year-end 1997, the Company had in effect outstanding natural gas swaps associated with its natural gas trading activities of 25.9 million MMBtu for January through March 1998 with fixed prices of $1.58 to $3.12 per MMBtu and
14.4 million MMBtu for April 1998 through October 1999 with fixed prices of $1.31 to $1.83 per MMBtu.

                         BARRETT RESOURCES CORPORATION

10. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The minimum future payments under the terms of operating leases, principally for office space, are as follows:

                                                                  (in thousands)
   Year ended December 31, 1999..................................     $1,276
   2000..........................................................      1,135
   2001..........................................................        532
   2002..........................................................        139
   2003..........................................................         33
                                                                      ------
                                                                      $3,115
                                                                      ======

  Total minimum future rental payments have not been reduced by $108,000 of sublease rentals to be received in 1999. Rent expense was $1,282,000, $1,055,000 and $990,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

  The IRS has also examined the federal tax returns of the Company for the periods ended July 1995, December 1995 and December 1996. The IRS issued a letter proposing changes to tax for those periods totaling $5.7 million. The proposed tax changes resulted primarily from the disallowance of net operating loss and merger related deductions claimed for the periods ended December 1995 and 1996. These net operating losses are the primary issue involved with the earlier examination of the Plains' tax returns for the calendar years 1991 through 1993.

  Management disagrees with the IRS position in each of the examinations. In management's opinion, the federal tax returns of both Barrett and Plains reflect the proper federal income tax liability and the existing net operating loss carryforwards are appropriate as supported by relevant authority. The Company is vigorously contesting these proposed adjustments and believes its positions will be substantially sustained. In connection with the audit of tax years 1991 through 1993, the Company filed a petition on November 29, 1996 with the United States Tax Court requesting a redetermination of the IRS's Notice of Deficiency. A trial of this matter was held in May 1998, and all post-trial briefs have been filed. A decision is expected in the first half of 1999.

  Pursuant to an August 1996 decision of the United States Court of Appeals for the District of Columbia Circuit (the "Circuit Court") and subsequent orders of the FERC, natural gas producers who received reimbursement for Kansas ad valorem taxes paid in the mid-1980's on top of the then maximum lawful price for natural gas have been ordered to refund these tax reimbursements plus interest. In connection with this decision, the Company has refunded $5.46 million (principal and interest), including an escrowed refund of $1.21 million attributable to royalty interest owners. As the royalty interest owners reimburse the Company for their

                         BARRETT RESOURCES CORPORATION
proportional share of the refund, the escrowed funds will be released to the gas purchaser to whom the refund is owed. The Company will be obligated for royalty owner refunds if it is unsuccessful in recouping these from royalty owners and is unable to obtain FERC relief for the royalty-related refunds not recouped. The Company is a party to an appeal challenging the FERC's orders requiring producers to pay interest on these refund amounts. If this appeal is successful, the Company will recover approximately $2.6 million of the amount it has refunded.

  At December 31, 1998, the Company was a party to certain other legal proceedings which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion the liability, individually or in the aggregate, if any, to the Company resulting from such actions, including those specifically mentioned above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Environmental

  At year-end 1998, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and in management's opinion is not expected to have, a material adverse effect on the Company's capital expenditures, results of operations or competitive position.

11. INCOME TAXES

  The provision for income taxes consists of the following:

                                                        1998     1997     1996
                                                      --------  -------  -------
                                                           (in thousands)
   Current
     Federal......................................... $   (175) $    87  $   513
     State...........................................       90     (231)     794
                                                      --------  -------  -------
                                                           (85)    (144)   1,307
   Deferred
     Federal.........................................  (51,287)  17,345   12,833
     State...........................................   (4,396)     724      822
                                                      --------  -------  -------
                                                       (55,683)  18,069   13,655
                                                      --------  -------  -------
                                                      $(55,768) $17,925  $14,962
                                                      ========  =======  =======

  The difference between the provision for income taxes and the amounts which would be determined by applying the statutory federal income tax rate to income before provision for income taxes is analyzed below:

                                                     1998     1997    1996
                                                   --------  ------- -------
                                                        (in thousands)
   Tax by applying the statutory federal income
    tax rate to pretax accounting income (loss)... $(52,323) $16,515 $15,571
   Increase (decrease) in tax from:
     State income taxes...........................   (4,306)     493   1,616
     Other, net...................................      861      917  (2,225)
                                                   --------  ------- -------
                                                   $(55,768) $17,925 $14,962
                                                   ========  ======= =======

                         BARRETT RESOURCES CORPORATION

  Long-term deferred tax assets (liabilities) are comprised of the following at December 31, 1998 and 1997:

                                                             1998      1997
                                                           --------  ---------
                                                             (in thousands)
   Deferred tax assets:
     Allowance for losses................................. $     40  $     --
     Partnership activities...............................    6,592      8,549
     Loss carryforwards and other.........................   64,060     44,400
                                                           --------  ---------
       Gross deferred tax assets..........................   70,692     52,949
   Deferred tax liabilities:
     Depreciation, depletion and amortization.............  (80,381)  (120,504)
     Capitalized interest on other assets.................     (305)      (229)
                                                           --------  ---------
       Gross deferred tax liabilities.....................  (80,686)  (120,733)
                                                           --------  ---------
   Net deferred tax liability.............................   (9,994)   (67,784)
   Valuation allowance....................................   (3,300)    (1,193)
                                                           --------  ---------
                                                           $(13,294) $ (68,977)
                                                           ========  =========

  Valuation allowances of $3.3 million and $1.2 million were provided at December 31, 1998 and 1997, respectively, based on carryforward amounts which may not be utilized before expiration.

  The Company has net operating loss carryforwards available totaling $163.3 million, which expire in the years 1999 through 2010. The Company also has AMT tax credits of $2.4 million.

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

12. Supplemental Cash Flow Schedules and Information

                                                          1998    1997   1996
                                                         ------- ------ ------
                                                            (in thousands)
   Cash paid during years
     Income tax......................................... $   130 $  824 $  416
     Interest...........................................  20,384  8,079  3,809
   Supplemental information of noncash investing and
    financing activities:
     Issuance of common stock exchanged for treasury
      shares in cashless option transactions............ $   233 $  207 $  527

  In March 1998, the Company issued 260,917 shares of common stock with a market value of $9.1 million in an acquisition of a company. The acquired company's sole asset is a 15 percent interest in an oil and gas license in the area denominated as Block 67 located in the Republic of Peru.

  During 1998, the Company's production payment obligations were reduced by certain tax credit benefits of $2.2 million directly attributed to the properties burdened by the production payment and received by the holder of the production payment liability.

                         BARRETT RESOURCES CORPORATION

  During 1997, in separate transactions, the Company assumed a production payment with a value of $2.8 million and issued a written put option on 150,000 shares of the Company's common stock with a market value of $4.2 million (at the date of issue) in connection with acquisitions of interests in oil and gas properties located in the Uinta and Piceance Basins, respectively.

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

13. RELATED PARTIES

  During 1998, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

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

  During the year ended December 31, 1996, Zenith was billed by the Company as operator, approximately, $77,000 for Zenith's portion of lease operating expenses and development costs in certain leases operated by the Company. Also, as a result of Zenith's working interest in those leases, Zenith received approximately $448,000 as its share of revenues for 1996.

                         BARRETT RESOURCES CORPORATION

14. QUARTERLY INFORMATION (UNAUDITED)

                                         Three Months Ended
                              ----------------------------------------
                               3/31/98   6/30/98   9/30/98   12/31/98
                              --------- --------- --------- ----------
                               (in thousands, except per share data)
   1998
   Net revenues.............. $ 130,687 $ 129,658 $ 147,072 $  213,890
   Gross margin(1)...........    20,807    15,989    13,891   (156,474)
   Income (loss) from
    operations(1)............    10,022     4,215     2,987   (166,735)
   Net income (loss).........     6,214     2,613     1,852   (104,422)
   Net income per share:
     Basic...................       .20       .08       .06      (3.24)
     Assuming dilution.......       .19       .08       .06      (3.24)
  --------
  (1)  In the quarter ended December 31, 1998, a pre-tax impairment charge of $168.3 million was recorded. (see Note 1).

                                         Three Months Ended
                              ----------------------------------------
                               3/31/97   6/30/97   9/30/97   12/31/97
                              --------- --------- --------- ----------
                               (in thousands, except per share data)
   1997
   Net revenues.............. $  75,768 $  70,496 $  88,660 $  145,049
   Gross margin..............    23,404    15,621    16,774     28,663
   Income from operations....    15,988     7,077     7,464     16,657
   Net income................     9,913     4,387     4,629     10,332
   Net income per share:
     Basic...................       .32       .14       .15        .33
     Assuming dilution.......       .31       .14       .14        .32

                         BARRETT RESOURCES CORPORATION

15. Business Segment Information

  The Company operates principally in two business segments: natural gas trading and oil and gas exploitation and production. In addition to marketing its own gas, the Company engages in natural gas trading activities, which involves purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company.

  The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                            Natural Gas Oil & Gas   Segment   Corporation &
                              Trading      E&P       Total     Unallocated  Consolidated
                            ----------- ---------  ---------  ------------- ------------
                                                  (in thousands)
   1998
   Revenues................  $412,982   $ 206,338  $ 619,320    $  5,430     $ 624,750
   Interest Income.........         0           0          0         649           649
                             --------   ---------  ---------    --------     ---------
     Total Revenues........   412,982     206,338    619,320       6,079       625,399
   DD&A....................         0      97,957     97,957       4,166       102,123
   Impairment..............         0     168,304    168,304           0       168,304
   Profit (loss)...........    13,782    (118,549)  (104,767)    (44,744)     (149,511)
   Assets..................         0     676,228    676,228     162,651       838,879
   Expenditures for
    assets.................         0     202,912    202,912       2,867       205,779

   1997
   Revenues................  $171,140   $ 207,914  $ 379,054    $  1,973     $ 381,027
   Interest Income.........         0           0          0       1,573         1,573
                             --------   ---------  ---------    --------     ---------
     Total Revenues........   171,140     207,914    379,054       3,546       382,600
   DD&A....................         0      69,056     69,056       3,333        72,389
   Profit (loss)...........     5,044      80,955     85,999     (38,812)       47,186
   Assets..................         0     738,952    738,952     133,749       872,701
   Expenditures for
    assets.................         0     315,980    315,980      15,173       331,153

   1996
   Revenues................  $ 46,862   $ 151,737  $ 198,599    $  3,213     $ 201,812
   Interest Income.........         0           0          0         760           760
                             --------   ---------  ---------    --------     ---------
     Total Revenues........    46,862     151,737    198,599       3,973       202,572
   DD&A....................         0      42,583     42,583       3,192        45,775
   Profit (loss)...........     2,241      61,837     64,078     (19,590)       44,488
   Assets..................         0     483,186    483,186      93,759       576,945
   Expenditures for
    assets.................         0     214,236    214,236      18,523       232,759

  The Company's revenues are derived in the United States. The Company's long-lived assets are located in the United States.

                     SUPPLEMENTAL OIL AND GAS INFORMATION

  The following information, pertaining to the Company's oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996, is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure About Oil and Gas Producing Activities" (SFAS No. 69).

Major Purchaser

  During 1998, one natural gas purchaser accounted for four percent of the Company's total revenue (12 percent of oil and gas revenues). Sales of gas to this same purchaser represented 8 percent and 11 percent of total revenues in 1997 and 1996, respectively.

Costs Incurred In Oil And Gas Exploration And Development Activities

  The following costs were incurred by the Company in oil and gas property acquisition, exploration, and development activities during the years ended December 31:

                                                   1998      1997      1996
                                                 --------  --------  --------
                                                       (in thousands)
Acquisition of evaluated properties............. $  3,529  $ 45,148  $ 68,157
Acquisition of unevaluated properties:
  United States.................................   32,127    63,643    45,051
  Peru..........................................   12,089    10,597     1,229
Exploration costs:
  United States.................................   59,331   118,779    32,086
  Peru..........................................   15,196       --        --
Development costs...............................   84,577    93,701    69,651
Other, principally proceeds from mineral
 conveyances....................................   (7,185)  (14,253)   (1,948)
                                                 --------  --------  --------
Total additions to oil and gas properties....... $199,664  $317,615  $214,226
                                                 ========  ========  ========

  Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, dry holes, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling and to drill and equip development wells.

  In addition, the Company incurred costs of $3.2 million in 1998 for various supporting production facilities consisting principally of natural gas gathering systems and processing plants. Production facility expenditures for 1997 and 1996 were $3.9 million and $15.1 million.

Oil And Gas Reserves (Unaudited)

  The following reserve related information for 1998 is based on estimates prepared by the Company. All of the Company's reserves are located in the United States. With the exception of the Company's coalbed methane reserves in Wyoming, the 1998 reserve information for the Company was reviewed by Ryder Scott, an independent reservoir engineer. The 1998 reserve information for the Company's coalbed methane properties located in the Powder River Basin was audited by Netherland, Sewell & Associates, Inc., an independent reservoir engineer. The Company's 1997 and 1996 reserves were prepared by the Company and reviewed by Ryder Scott as of December 31, 1997 and December 31, 1996. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                 1998                  1997                  1996
                         --------------------- --------------------- ---------------------
                         Oil (MBbl) Gas (Mmcf) Oil (MBbl) Gas (Mmcf) Oil (MBbl) Gas (Mmcf)
                         ---------- ---------- ---------- ---------- ---------- ----------
                                                  (in thousands)
Proved developed and
 undeveloped reserves:
 Beginning of year......   18,651    851,244     23,231    674,893     12,967    513,531
 Revisions of previous
  estimates.............   (7,437)   (55,343)   (11,651)   (54,945)      (210)      (778)
 Purchase of minerals in
  place.................      --       3,520      1,910     52,303      6,628     95,914
 Extensions and
  discoveries...........      746    217,870      8,287    258,520      6,029    127,547
 Production.............   (2,033)   (94,893)    (2,235)   (76,625)    (1,913)   (60,883)
 Sale of minerals in
  place.................     (277)    (9,968)      (891)    (2,902)      (270)      (438)
                           ------    -------    -------    -------     ------    -------
 End of year............    9,650    912,430     18,651    851,244     23,231    674,893
                           ======    =======    =======    =======     ======    =======
Proved developed
 reserves:
 Beginning of year......   10,751    553,787     15,773    511,645     11,669    419,672
                           ======    =======    =======    =======     ======    =======
 End of year............    6,212    543,068     10,751    553,787     15,773    511,645
                           ======    =======    =======    =======     ======    =======

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

                                              1998        1997        1996
                                           ----------  ----------  ----------
                                                    (in thousands)
Future cash inflows....................... $1,927,074  $2,158,461  $2,893,217
Future production costs...................   (570,923)   (608,123)   (773,233)
Future development costs..................   (238,169)   (250,467)   (152,141)
Future income tax expenses................   (187,113)   (306,946)   (628,901)
                                           ----------  ----------  ----------
  Future net cash flows...................    930,869     992,925   1,338,942
10% annual discount for estimated timing
 of cash flows............................   (400,221)   (428,794)   (574,139)
                                           ----------  ----------  ----------
Standardized measure of discounted future
 net cash flows........................... $  530,648  $  564,131  $  764,803
                                           ==========  ==========  ==========

  The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses. For standardized measure purposes the Company estimates future income taxes using the "year-by-year" method. For ceiling test purposes, the Company estimates future income taxes using the "short-cut" method.

  The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                1998       1997       1996
                                              ---------  ---------  ---------
                                                     (in thousands)
Net change in sales price and production
 costs....................................... $(103,105) $(457,246) $ 415,937
Changes in estimated future development
 costs.......................................    43,383     43,391     16,288
Sales and transfers of oil and gas produced,
 net of production costs.....................  (146,875)  (152,536)  (110,341)
Net change due to extensions and
 discoveries.................................   115,145    195,992    230,797
Net change due to purchases and sales of
 minerals in place...........................    (6,980)    32,153    167,235
Net change due to revisions in quantities....   (76,985)  (122,656)   (41,486)
Net change in income taxes...................    68,083    183,901   (249,836)
Accretion of discount........................    63,163     69,881     28,053
Other, principally revisions in estimates of
 timing of production........................    10,688      6,448     (1,718)
                                              ---------  ---------  ---------
Net changes..................................   (33,483)  (200,672)   454,929
Balance, beginning of year...................   564,131    764,803    309,874
                                              ---------  ---------  ---------
Balance, end of year......................... $ 530,648  $ 564,131  $ 764,803
                                              =========  =========  =========

  The December 31, 1998 weighted average prices utilized for purposes of estimating the Company's proved reserves and future net revenues were $9.35 per barrel of oil and $2.01 per Mcf of natural gas.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Barrett Resources Corporation

Date: March 17, 1999                             /s/ William J. Barrett
                                          By: _________________________________
                                                     William J. Barrett
                                              Chairman of the Board, and Chief
                                                     Executive Officer

Date: March 17, 1999                               /s/ John F. Keller
                                          By: _________________________________
                                                       John F. Keller
                                                Chief Financial Officer, and
                                                  Principal Financial and
                                                     Accounting Officer

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ William J. Barrett                    Director            March 17, 1999
______________________________________
          William J. Barrett

       /s/ C. Robert Buford                     Director            March 17, 1999
______________________________________
           C. Robert Buford

         /s/ Derrill Cody                       Director            March 17, 1999
______________________________________
             Derrill Cody

     /s/ James M. Fitzgibbons                   Director            March 17, 1999
______________________________________
         James M. Fitzgibbons

    /s/ William W. Grant, III                   Director            March 17, 1999
______________________________________
        William W. Grant, III

        /s/ John F. Keller                      Director            March 17, 1999
______________________________________
            John F. Keller

        /s/ A. Ralph Reed                       Director            March 17, 1999
______________________________________
            A. Ralph Reed

       /s/ James T. Rodgers                     Director            March 17, 1999
______________________________________
           James T. Rodgers

   /s/ Philippe S.E. Schreiber                  Director            March 17, 1999
______________________________________
       Philippe S.E. Schreiber

                         BARRETT RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 1998

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

  3.2 Certificate of Amendment to Certificate of Incorporation of Barrett dated June 17, 1997 is incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997.

  3.3    Bylaws of Barrett, as amended through February 25, 1999.

  4.1A Form of Rights Agreement dated as of August 5, 1997 between Barrett and BankBoston, N.A., which includes, as Exhibit A thereto, the form of Certificate of Designations specifying the terms of the Series A
         Junior Participating Preferred Stock, and as Exhibit B thereto, the form of Rights Certificate, is incorporated by reference from Exhibit
         1 to the Company's Registration Statement on Form 8-A filed August 11,
         1997.

  4.1B   Amendment to Rights Agreement dated as of August 5, 1997 between
         Barrett and BankBoston, N.A.

  4.2    Revised Form of Indenture between the Company and Bankers Trust
         Company, as trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes is incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed February 10, 1997, File No. 333-19363.

  4.3 Form of Indenture between the Registrant and Bankers Trust Company, as trustee, with respect to Debt Securities is incorporated by reference from Exhibit 4.2 of Registrant's Registration Statement on Form S-3 filed May 6, 1998 (File No. 333-51985).

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


 Exhibit                               Description
 -------                               -----------
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

 10.7B First Amendment to Revolving Credit Agreement dated October 31, 1996 between and among Barrett, Agent and the Banks is incorporated by reference from Exhibit 10.1 to Amendment No. 2 to Barrett's
         Registration Statement on Form S-3 (File No. 333-19363) dated February
         10, 1997.

 10.7C Second Amendment to Revolving Credit Agreement dated February 10, 1997 between and among Barrett, the Agent, and the Banks is incorporated by reference from Exhibit 10.2 to Amendment No. 2 to Barrett's
         Registration Statement on Form S-3 (File No. 333-19363) dated February
         10, 1997.

 10.7D Amended and Restated Credit Agreement dated November 12, 1997 between and among Barrett, the Agent, the Banks, and The Chase Manhattan Bank as the "Competitive Bid Auction Agent" is incorporated by reference from Exhibit 10.7D to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.7E   First Amendment to Amended and Restated Credit Agreement dated
         December 19, 1997 between and among Barrett, the Agent, the Banks, and the Competitive Bid Auction Agent is incorporated by reference from
         Exhibit 10.7E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.8A   Severance Protection Agreement dated February 6, 1998 between
         Registrant and William J. Barrett is incorporated by reference from
         Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.8B   Amendment No. 1 to Severance Protection Agreement dated November 19,
         1998 between Registrant and William J. Barrett.

 10.9A   Form of Severance Protection Agreement between Barrett and each of A.
         Ralph Reed, J. Frank Keller, Peter A. Dea and Bryan G. Hassler is incorporated by reference from Exhibit 10.9A to Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997.

 10.9B   Schedule Identifying Material Differences Among Severance Protection
         Agreements between Barrett and each of A. Ralph Reed, J. Frank Keller,
         Peter A. Dea, and Bryan G. Hassler.

 21      List of Subsidiaries.

 23.1    Consent of Arthur Andersen LLP.

 23.2    Consent of Ryder Scott Company.

 23.3    Consent of Netherland, Sewell & Associates, Inc.

 27      Financial Data Schedule.