Form 10-Q
period 1999-03-31
BARRETT RESOURCES CORP
filed 1999-05-13
CIK 351993

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

                 For the quarterly period ended March 31, 1999

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
       (State or other jurisdiction of             (I.R.S. Employer)
        Incorporation or organization)            Identification No.)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 32,137,162 shares of the registrant's $.01 par value common stock outstanding as of May 7, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
 PART I. FINANCIAL INFORMATION PAGE

    Item 1. Financial Statements

            Consolidated Condensed Balance Sheets--March 31, 1999 and
            December 31, 1998............................................     3

            Consolidated Condensed Statements of Income--Three Months
             Ended March 31, 1999 and 1998...............................     4

            Consolidated Condensed Statements of Cash Flows--Three Months
             Ended March 31, 1999 and 1998...............................     5

            Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations....................................     9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...    11

 PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.............................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,  December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 13,456     $ 14,339
  Receivables, net....................................    91,782      127,798
  Inventory...........................................     5,108        8,968
  Other current assets................................     2,365        2,053
                                                        --------     --------
    Total current assets..............................   112,711      153,158
Property and equipment, net...........................   676,794      682,168
Other assets, net.....................................     3,444        3,553
                                                        --------     --------
                                                        $792,949     $838,879
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $ 85,330     $104,799
  Amounts payable to oil and gas property owners......    13,098       16,020
  Production taxes payable............................    21,514       20,400
  Accrued and other liabilities.......................    14,585       17,047
                                                        --------     --------
    Total current liabilities.........................   134,527      158,266
Long-term debt........................................   298,523      334,067
Deferred income taxes.................................    17,764       13,294
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding.......................        --           --
  Common stock, $.01 par value: 45,000,000 shares
   authorized; 32,118,801 issued (32,002,304 at
   December 31, 1998).................................       321          320
  Additional paid-in capital..........................   263,541      261,998
  Retained earnings...................................    78,633       70,934
  Treasury stock......................................      (360)          --
                                                        --------     --------
    Total stockholders' equity........................   342,135      333,252
                                                        --------     --------
                                                        $792,949     $838,879
                                                        ========     ========

                            See Accompanying Notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                             Three Months Ended
                                                             -------------------
                                                             March 31, March 31,
                                                               1999      1998
                                                             --------- ---------
Revenues:
  Oil and gas production.................................... $ 43,801  $ 54,986
  Trading revenues..........................................  176,367    74,857
  Interest income...........................................      195       257
  Other income..............................................      828     1,619
                                                             --------  --------
                                                              221,191   131,719
Operating expenses:
  Lease operating expenses..................................   13,367    15,674
  Cost of trading...........................................  161,282    69,945
  Depreciation, depletion and amortization..................   23,691    24,261
  General and administrative................................    5,068     6,803
  Interest expense..........................................    5,366     4,709
  Other.....................................................      --        305
                                                             --------  --------
                                                              208,774   121,697
                                                             --------  --------
Income for the period before income taxes...................   12,417    10,022
Provision for income taxes..................................    4,718     3,808
                                                             --------  --------
Net income for the period................................... $  7,699  $  6,214
                                                             ========  ========
Earnings per common share
  Basic..................................................... $   0.24  $   0.20
                                                             ========  ========
  Assuming dilution......................................... $   0.24  $   0.19
                                                             ========  ========

                            See Accompanying Notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                            Three Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              1999       1998
                                                            ---------  ---------
Cash flows from operations:
  Net income............................................... $  7,699   $  6,214
  Adjustments needed to reconcile to net cash provided by
   operations:
   Depreciation, depletion and amortization................   23,800     24,362
   Deferred income taxes...................................    4,470      3,658
                                                            --------   --------
                                                              35,969     34,234
   Change in current assets and liabilities:
    Accounts receivable....................................   36,016     14,976
    Other current assets...................................    3,633        502
    Accounts payable.......................................  (19,469)    12,372
    Amounts due oil and gas owners.........................   (2,922)    (5,828)
    Production taxes payable...............................    1,114      1,753
    Accrued and other liabilities..........................   (2,108)    (8,075)
                                                            --------   --------
Net cash flow provided by operations.......................   52,233     49,934
                                                            --------   --------
Cash flows from investing activities:
Proceeds from sale of oil and gas properties...............      185      3,344
Acquisition of property and equipment......................  (18,587)   (55,555)
                                                            --------   --------
Net cash flow used in investing activities.................  (18,402)   (52,211)
                                                            --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................    1,183         43
  Net payments under line of credit........................  (35,000)        --
  Payments on other long-term debt.........................     (897)      (190)
                                                            --------   --------
Net cash flow used in financing activities.................  (34,714)      (147)
                                                            --------   --------
Decrease in cash and cash equivalents......................     (883)    (2,424)
Cash and cash equivalents at beginning of period...........   14,339     14,479
                                                            --------   --------
Cash and cash equivalents at end of period................. $ 13,456   $ 12,055
                                                            ========   ========
Non-cash investing and financing activities:
  Issuance of common stock for property acquisition........       --   $  9,116

                            See Accompanying Notes.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 1999

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of March 31, 1999 and the results of operations and cash flows for the periods presented. All of the Company's subsidiaries are wholly owned, except Barrett Piceance, LLC in which the Company owns 99 percent of the equity. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended March 31, 1999, the Company used an estimated effective tax rate of 38 percent.

  The Company is vigorously contesting a "Notice of Deficiency" of $5.3 million together with penalties of $1.1 million, and an undetermined amount of interest, issued by the Internal Revenue Service resulting from an examination of federal tax returns of a subsidiary of the Company for years 1991 through 1993. The deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination and may affect approximately $30 million of related net operating loss carryforwards, of which $28 million has been used in subsequent income tax returns. The Company believes that the federal returns of the subsidiary properly reflect the federal tax liability and that the existing net operating loss carryforwards are appropriate as supported by relevant authority. The trial of this matter was held in May 1998, and all post-trial briefs have been filed. A decision is expected by the third quarter of 1999.

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
   Line of Credit........................................ $140,000    $175,000
   7.55% Senior Notes....................................  150,000     150,000
   Production Payments...................................   13,502      14,399
                                                          --------    --------
     Total...............................................  303,502     339,399
   Less: current portion.................................    4,979       5,332
                                                          --------    --------
   Long-term debt........................................ $298,523    $334,067
                                                          ========    ========

                         BARRETT RESOURCES CORPORATION

                                March 31, 1999


As of March 31, 1999 the Company's effective interest rate, on an outstanding balance of $140 million on its line of credit, was 5.35% per annum.

  Total interest expense paid for the quarter ended March 31, 1999 was $8.3 million.

4. EARNINGS PER SHARE

  The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) effective December 15, 1997. The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
   Income available to common stockholders..................... $ 7,699 $ 6,214
                                                                ======= =======
   Weighted average number of common shares used in basic EPS..  32,032  31,418
   Effect of dilutive securities:
     Stock options.............................................      43     354
     Written put option........................................     150     150
                                                                ------- -------
   Weighted number of common shares and dilutive potential
    common stock used in EPS--assuming dilution................  32,225  31,922
                                                                ======= =======

5. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

6. BUSINESS SEGMENT INFORMATION

  The Company operates principally in two business segments: natural gas trading and oil and gas exploitation and production. In addition to marketing its own gas, the Company engages in natural gas trading activities,

                         BARRETT RESOURCES CORPORATION

                                March 31, 1999

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

  The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                                        Quarter ended March 31, 1999
                          ---------------------------------------------------------
                            Natural   Oil & Gas Segment  Corporation &
                          Gas Trading    E&P     Total    Unallocated  Consolidated
                          ----------- --------- -------- ------------- ------------
                                               (in thousands)
Revenues................   $176,367    $43,835  $220,202   $    794      $220,996
Interest Income.........          0          0         0        195           195
                           --------    -------  --------   --------      --------
  Total Revenues........    176,367     43,835   220,202        989       221,191
DD&A....................          0     22,603    22,603      1,088        23,691
Profit (loss)...........     15,085      7,865    22,950    (10,533)       12,417
Expenditures for assets.          0     18,140    18,140        262        18,402

                         BARRETT RESOURCES CORPORATION

                             For the Quarter Ended
                                March 31, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the three months ended March 31, 1999, total assets decreased $46.0 million, or five percent, to $792.9 million as compared with total assets of $838.9 million at December 31, 1998. This decrease in assets is attributable to the Company utilizing its cash flows to pay down long-term debt by $35 million and reduce other liabilities. Cash and cash equivalents decreased $0.9 million to $13.5 million, working capital decreased $16.7 million to a negative $21.8 million, and net property and equipment decreased $5.4 million to $676.8 million.

  Operating cash flows before working capital adjustments totaled $36.0 million in the first quarter of 1999 compared with $34.2 million in the first quarter of 1998. After working capital adjustments, cash flow provided by operations increased by $2.3 million to $52.2 million as compared with the same period in 1998.

  Capital expenditures of $18.6 million for the quarter represent a decrease of $46.1 million from the same period in 1998. These expenditures, funded by operating cash flows, consisted principally of drilling and development activities and acquisitions of oil and gas properties. Of these capital expenditures, approximately 75 percent was invested in the Rocky Mountain Region, principally in the Piceance, Powder River and Wind River Basins, and 20 percent in the Mid-Continent Region. In response to low product prices and a desire to limit debt levels, the Company set its 1999 capital expenditures budget at $92 million compared with approximately $206 million in 1998. In an effort to maintain debt levels, management continues to be sensitive to fluctuations in product prices and will reassess the capital expenditure levels relative to such fluctuations and the Company's cash flows.

  The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies.

  Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change in the status of the Company's Year 2000 readiness program. A Company-wide test will be made in June of 1999 to verify that all IT systems are Year 2000 compliant. Costs associated with completing this project are not expected to exceed $250,000. Costs incurred to date are nominal and are included in normal operating expense.

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

 Results of Operations

  Net income for the quarters ended March 31, 1999 and 1998 was $7.7 million ($.24 per share, assuming dilution) and $6.2 million ($.19 per share, assuming dilution), respectively. This increase is primarily due to an increase in trading volumes along with a higher gross trading margin.

  Total revenues for the quarter were $221.2 million, up 68 percent compared to $131.7 million for the same period in 1998. This increase is principally attributed to a $101.5 million increase in trading revenues.

  Production revenue for the first quarter of 1999 decreased 22 percent from $55.0 million to $43.8 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                                                Quarter Ended
                                                             -------------------
                                                             March 31, March 31,
                                                               1999      1998
                                                             --------- ---------
   Gas Revenues (000's).....................................  $39,661   $46,379
   Gas Production (Bcf).....................................     23.2      22.9
   Average Price per Mcf....................................  $  1.71   $  2.03
   Oil Revenues (000's).....................................  $ 4,140   $ 8,607
   Oil Production (MBbls)...................................      418       648
   Average Price per Barrel.................................  $  9.90   $ 13.28

  (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

  First quarter gas revenues decreased 14 percent as compared with the same period in 1998, principally due to a 16 percent decrease in average prices.

  The 52 percent decrease in first quarter 1999 oil revenues from the same period in 1998 is attributed to a 25 percent decrease in average oil prices and a 35 percent decrease in production volumes.

  For the quarter ended March 31, 1999, revenues from trading were $176.4 million compared to $74.9 million for the same period in 1998. The associated costs of trading increased to $161.3 million from $69.9 million. Gross profit from trading was $15.1 million and $4.9 million for the respective quarters ended March 31, 1999 and 1998.

  To reduce its exposure to volatile gas prices fluctuations, the Company enters into hedging arrangements for both trading and producing activities. During the first quarter ended March 31, 1999, the Company recognized net producing hedging income of approximately $2.0 million which was recorded in the consolidated statements of income as adjustments to gas production revenue.

  Depreciation, depletion and amortization decreased in 1999 to $23.7 million from $24.3 million in 1998.

  Interest expense for the first quarter increased from $4.7 million in 1998 to $5.4 million in 1999 due to higher debt levels for the first quarter of 1999 compared with the same period in 1998.

  The Company's largest source of operating income is from trading activities. The levels of the Company's revenues and earnings from gas and oil production are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 90 percent of the Company's production revenue for the first quarter of 1999. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 1998 Annual Report on Form 10-K is incorporated herein by reference. This disclosure included a description of the Company's potential exposure to market risks, including commodity price risk and interest rate risk. As of March 31, 1999, there have been no material changes in the Company's market risk exposure from that disclosed in the 1998 Form 10-K.

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-K for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

    27.1 Financial Data Schedule

  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                   /s/ A. Ralph Reed
May 11, 1999                              By __________________________________
                                                       A. Ralph Reed
                                               President and Chief Operating
                                                          Officer


                                                  /s/ J. Frank Keller
May 11, 1999                              By __________________________________
                                                      J. Frank Keller
                                                  Chief Financial Officer