Form 10-Q
period 1999-06-30
BARRETT RESOURCES CORP
filed 1999-08-13
CIK 351993

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

                 For the quarterly period ended June 30, 1999

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

  There were 32,460,060 shares of the registrant's $.01 par value common stock outstanding as of August 10, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Condensed Balance Sheets--June 30, 1999 and
            December 31, 1998............................................     3

            Consolidated Condensed Statements of Income--Three Months
            Ended June 30, 1999
            and 1998.....................................................     4

            Consolidated Condensed Statements of Income--Six Months Ended
            June 30, 1999
            and 1998.....................................................     5

            Consolidated Condensed Statements of Cash Flows--Six Months
            Ended June 30, 1999 and 1998.................................     6

            Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations....................................    11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...    13

 PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders..........    15

    Item 6. Exhibits and Reports on Form 8-K.............................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 17,101     $ 14
,339
  Receivables, net....................................   109,974      127,798
  Inventory...........................................    13,721        8,968
  Other current assets................................     5,051        2,053
                                                        --------     --------
    Total current assets..............................   145,847      153,158
Property and equipment, net...........................   674,451      682,168
Other assets, net.....................................     3,336        3,553
                                                        --------     --------
                                                        $823,634     $838,879
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $ 90,442     $104,799
  Amounts payable to oil and gas property owners......    24,179       16,020
  Productio
n taxes payable............................    22,263       20,400
  Accrued and other liabilities.......................    14,589       17,047
                                                        --------     --------
    Total current liabilities.........................   151,473      158,266
Long-term debt........................................   302,440      334,067
Deferred income taxes.................................    20,166       13,294
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding.......................        --           --
  Common stock, $.01 par value: 45,000,000 shares
   authorized; 32,256,342 issued (32,002,304 at
   December 31, 1998).................................       322          320
  Additional paid-in capital..........................   267,099      261,998
  Retained earnings...................................    82,759       70,934
  Treasury stock, at cost.............................      (625)          --

                                                        --------     --------
    Total stockholders' equity........................   349,555      333,252
                                                        --------     --------
                                                        $823,634     $838,879
                                                        ========     ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                            Three Months Ended
                                                            -------------------
                                                            June 30,  June 30,
                                                              1999      1998
                                                            --------- ---------
Revenues:
  Oil and gas production...................
 ................ $  52,247 $  52,146
  Trading revenues.........................................   172,101    76,261
  Interest income..........................................       263        98
  Other income.............................................     1,659     3,427
                                                            --------- ---------
                                                              226,270   131,932
Operating expenses:
  Lease operating expenses.................................    14,284    12,863
  Cost of trading..........................................   169,116    75,831
  Depreciation, depletion and amortization.................    23,774    24,975
  General and administrative...............................     7,052     7,485
  Interest expense.........................................     5,214     4,708
  Other....................................................       157     1,855
                                                            --------- ---------

                                                            219,597   127,717
                                                            --------- ---------
Income for the period before income taxes..................     6,673     4,215
Provision for income taxes.................................     2,546     1,602
                                                            --------- ---------
Net income for the period.................................. $   4,127 $   2,613
                                                            ========= =========
Earnings per common share
  Basic.................................................... $    0.13 $    0.08
                                                            ========= =========
  Assuming dilution........................................ $    0.13 $    0.08
                                                            ========= =========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                              Six Months Ended
                                                              -----------------
                                                              June 30, June 30,
                                                                1999     1998
                                                              -------- --------
Revenues:
  Oil and gas production................
 ..................... $ 96,048 $107,132
  Trading revenues...........................................  348,468  151,118
  Interest income............................................      458      355
  Other income...............................................    2,487    5,046
                                                              -------- --------
                                                               447,461  263,651
Operating expenses:
  Lease operating expenses...................................   27,651   28,537
  Cost of trading............................................  330,398  145,776
  Depreciation, depletion and amortization...................   47,465   49,236
  General and administrative.................................   12,120   14,288
  Interest expense...........................................   10,580    9,417
  Other......................................................      157    2,160
                                                              -------- --------

                                                               428,371  249,414
                                                              -------- --------
Income for the period before income taxes....................   19,090   14,237
Provision for income taxes...................................    7,264    5,410
                                                              -------- --------
Net income for the period.................................... $ 11,826 $  8,827
                                                              ======== ========
Earnings per common share
  Basic...................................................... $   0.37 $   0.28
                                                              ======== ========
  Assuming dilution.......................................... $   0.36 $   0.27
                                                              ======== ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                            Six Months Ended
                                                           -------------------
                                                           June 30,  June 30,
                                                             1999      1998
                                                           --------  ---------
Cash flows from operations:
  Net income.............................
 ................. $ 11,826  $   8,827
  Adjustments needed to reconcile to net cash provided by
   operations:
   Depreciation, depletion and amortization...............   47,683     49,450
   Deferred income taxes..................................    6,872      5,197
   Other..................................................     (384)    (1,026)
                                                           --------  ---------
                                                             65,997     62,448
   Change in current assets and liabilities:
    Accounts receivable...................................   17,824     16,039
    Other current assets..................................   (7,767)    (6,014)
    Accounts payable......................................  (14,357)    (2,293)
    Amounts due oil and gas owners........................    8,159       (329)
    Production taxes payable..............................    1,863      5,644
    Accrued and other liabilities.........................   (1,469)
   (5,461)
                                                           --------  ---------
Net cash flow provided by operations......................   70,250     70,034
                                                           --------  ---------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties............    3,680      3,464
  Acquisition of property and equipment...................   43,414)  (108,147)
                                                           --------  ---------
Net cash flow used in investing activities................  (39,734)  (104,683)
                                                           --------  ---------
Cash flows from financing activities:
  Borrowings under line of credit.........................   15,000     46,000
  Proceeds from issuance of common stock..................    4,478      3,433
  Payments under line of credit...........................  (45,000)   (26,000)
  Payments on other long-term debt........................
 (2,232)      (385)
  Other...................................................      --        (147)
                                                           --------  ---------
Net cash flow provided by (used in) financing activities..  (27,754)    22,901
                                                           --------  ---------
Increase (decrease) in cash and cash equivalents..........    2,762    (11,748)
Cash and cash equivalents at beginning of period..........   14,339     14,479
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 17,101  $   2,731
                                                           ========  =========
Non-cash investing and financing activities:
  Issuance of common stock for property acquisition....... $     --  $   9,116
  Common Stock/treasury share options exercised........... $    625  $      17

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1999

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of June 30, 1999 and the results of operations and cash flows for the periods presented. All of the Company's subsidiaries are wholly owned. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are no t necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended June 30, 1999, the Company used an estimated effective tax rate of 38 percent.

  In July 1999, Plains Petroleum Company, a wholly owned subsidiary of the Company, received a favorable ruling from the United States Tax Court in a case stemming from an Internal Revenue Service ("IRS") ex amination of Plains' federal tax returns filed for the years 1991 through 1993. As a result of its examination, the IRS issued a "Notice of Deficiency" of $5.3 million with penalties and an undetermined amount of interest. The deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination.

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

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):


                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
   Line of Credit......................................... $145,000   $175,000
   7.55% Senior Notes.....................................  150,000    150,000
   Production Payments....................................   12,167     14,399
                                                           --------   --------
     Total................................................  307,167    339,399
   Less: current portion..................................    4,727      5,332
                                                           --------   --------
   Long-term debt......................................... $302,440   $334,067

    ========   ========

                         BARRETT RESOURCES CORPORATION

                                 June 30, 1999

  As of June 30, 1999 the Company's effective interest rate, on an outstanding balance of $145.0 million on its line of credit, was 5.38% per annum.

  Total interest expense paid for the six months ended June 30, 1999 was $10.5 million compared to $8.9 million for the six months ended June 30, 1998.

4. EARNINGS PER SHARE

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


  Three Months Ended
                                                            --------------------
                                                            June 30,   June 30,
                                                              1999       1998
                                                            ---------  ---------
                                                              (in thousands)
   Income available to common stockholders................. $   4,127   $  2,613
                                                            =========   ========
   Weighted average number of common shares used in basic
    EPS....................................................    32,199     31,783
   Effect of dilutive securities:
     Stock options.........................................       502        549
     Written put option....................................       150        150

                               ---------   --------
   Weighted number of common shares and dilutive potential
    common stock used in EPS--assuming dilution............    32,851     32,482
                                                            =========   ========

                                                             Six Months Ended
                                                            --------------------
                                                            June 30,   June 30,
                                                              1999       1998
                                                            ---------  ---------
                                                              (in thousands)
   Income available to common stockholders................. $  11,826   $  8,827
                                                            =========   ========
   Weighted average nu
mber of common shares used in basic
    EPS....................................................    32,102     31,602
   Effect of dilutive securities:
     Stock options.........................................       256        414
     Written put option....................................       150        150
                                                            ---------   --------
   Weighted number of common shares and dilutive potential
    common stock used in EPS--assuming dilution............    32,508     32,166
                                                            =========   ========

  On August 3, 1999, the holder of the written put option elected to exercise such option and, accordingly, the Company issued 150,000 shares of its common stock. In conjunction with the exercise of this option, the Company received the holders' one percent interest in a subsidiary of the Company. In addition, with the exercise of the put option, the Company's written call option, as descri bed in the financial statements and notes of the Company's Form 10-K, was terminated.

                         BARRETT RESOURCES CORPORATION

                                 June 30, 1999


5. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". FASB Statement No. 133 (" SFAS 133") establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. FASB Statement No. 133 is effective for fiscal years beginning after June 15, 2000, as amended in SFAS 137, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

6. BUSINESS SEGMENT INFORMATION

  The Company operates principally in two business segments: natural gas trading and oil and gas exploration, development and production. In addition to marketing its own gas, the Company engages in natural gas trading activities, which involves purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company.

  The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                                       Quarter ended June 30, 1999
                          ------------------------------------------------------
                          Natural
                            Gas    Oil & Gas Segment   Corporation
                          Trading     E&P     Total   & Unallocated Consolidated
                          -------- --------- -------- ------------- ------------
                                              (in thousands)
Revenues................  $172,101  $52,299  $224,400   $  1,607      $226,007
Interest Income ........                                     263           263
                          --------  -------  --------   --------      --------
  Total Revenues........   172,101   52,299   224,400      1,870       226,270
DD&A....................         0   22,682    22,682      1,092        23,774
Profit (loss)...........     2,985   15,333    18,318    (11,645)        6,673
Expenditures for assets.         0   20,893    20,893        441        21,334

                         BARRETT RESOURCES CORPORATION

                                 June 30, 1999



                                       Quarter ended June 30, 1998
                          ------------------------------------------------------
                          Natural
                            Gas    Oil & Gas Segment   Corporation
                          Trading     E&P     Total   & Unallocated Consolidated
                          -------- --------- -------- ------------- ------------
                                              (in thousands)
Revenues...........
 .....  $ 76,261 $ 53,808  $130,069   $  1,765      $131,834
Interest Income.........                                      98            98
                          -------- --------  --------   --------      --------
  Total Revenues........    76,261   53,808   130,069      1,863       131,932
DD&A....................         0   23,893    23,893      1,082        24,975
Profit (loss)...........       430   17,054    17,484    (13,269)        4,215
Expenditures for assets.         0   49,502    49,502      1,806        51,308

                                      Six Months ended June 30, 1999
                          ------------------------------------------------------
                          Natural
                            Gas    Oil & Gas Segment   Corporation
                          Trading     E&P     Total   & Unallocated Consolidated
                          -------- --------- -------- ------------- ------------
                                              (in thousands)

                          ------------------------------------------------------
Revenues................  $348,468 $ 96,134  $444,602   $  2,401      $447,003
Interest Income.........                                     458           458
                          -------- --------  --------   --------      --------
  Total Revenues........   348,468   96,134   444,602      2,859       447,461
DD&A....................         0   45,285    45,285      2,180        47,465
Profit (loss)...........    18,070   23,198    41,268    (22,178)       19,090
Expenditures for assets.         0   39,034    39,034        700        39,734

                                      Six Months ended June 30, 1998
                          ------------------------------------------------------
                          Natural
                            Gas    Oil & Gas Segment   Corporation
                          Trading     E&P     Tot
al   & Unallocated Consolidated
                          -------- --------- -------- ------------- ------------
                                              (in thousands)
Revenues................  $151,118 $109,206  $260,324   $  2,972      $263,296
Interest Income.........                                     355           355
                          -------- --------  --------   --------      --------
  Total Revenues........   151,118  109,206   260,324      3,327       263,651
DD&A....................         0   47,175    47,175      2,061        49,236
Profit (loss)...........     5,342   33,495    38,837    (24,600)       14,237
Expenditures for assets.         0  102,560   102,560      2,123       104,683

                         BARRETT RESOURCES CORPORATION

                  For the Quarter Ended and Six Months Ended
                                 June 30, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the six months ended June 30, 1999, total assets decreased $15.3 million, or 2 percent, to $823.6 million as compared with total assets of $838.9 million at December 31, 1998. This decrease in assets is attributable to the Company utilizing its cash flows to pay down long-term debt by $31.6 million and reduce other liabilities. Cash and cash equivalents increased $2.7 million to $17.1 million, working capital decreased $0.5 million to a negative $5.6 million, and net property and equipment decreased $7.7 million to $674.5 million.

  Operating cash flows before working capital adjustments totaled $30.0 million in the second quarter of 1999 compared with $28.2 million in the second quarter of 1998. After working capital adjustments, cash flow provided by operations decreased by $0.9 million to $18.0 million as compared with the same period in 1998.

  Capital expenditures of $24.8 million for the quarter represent a decrease of $26.6 million from the same period in 1998. These expenditures, funded by operating cash flows, consisted principally of drilling and development activities and acquisitions of oil and gas properties. Of these capital expenditures, approximately 86 percent was invested in the Rocky Mountain Region, principally in the Piceance, Powder River and Wind River Basins, and 10 percent in the Mid-Continent Region. In response to low product prices and a desire to limit debt levels, the Company set its 1999 capital expenditures budget at $111 million compared with approximately $206 million in 1998. In an effort to maintain debt levels, management continues to be sensitive to fluctuations in product prices and will reassess the capital expenditure levels relative to such fluctuations and the Company's cash flows.

  The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies.

  The Company has initiated a process to divest its remaining oil and gas properties in the Gulf of Mexico. As of December 31, 1998, such properties accounted for 39 Bcfe (4 percent) of the Company's proved oil and gas reserves, and in the second quarter of 1999 these properties accounted for 12 percent of the Company's production. Assuming the Company receives an acceptable offer, and completes a sale proceeds will be used to pay d own debt.
The Company expects that its borrowing base under its bank credit line will be adjusted down as a result of this sale.

  Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change in the status of the Company's Year 2000 readiness program. As of July 1999, the Company verified that all IT hardware systems, including network and embedded systems, are Year 2000 compliant. All software systems utilized by the Company are Year 2000 compliant with the exception of one program used to access an outside database. The vendor providing this program is currently performing a Beta test on its updated software. The Company's costs associated with completing its Year 2000-readiness program are not expected to exceed $250,000. Costs incurred to date are nominal and are included in normal operating expense.

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

 Results of Operations

  Net income for the quarters ended June 30, 1999 and 1998 was $4.1 million ($.13 pe
r share, assuming dilution) and $2.6 million ($.08 per share, assuming dilution), respectively. This increase is primarily due to an increase in trading volumes along with a higher gross trading margin.

  Total revenues for the quarter were $226.3 million, up 72 percent compared to $131.9 million for the same period in 1998. This increase is principally attributed to a $95.8 million increase in trading revenues.

  Production revenue for the second quarter of 1999 increased slightly from $52.1 million to $52.2 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                               Quarter Ended  Six Months Ended
                                                 June 30,         June 30,
                                              --------------- -----------------
                                               1999    1998     1999     1998
                                              -------
------- -------- --------
   Gas Revenues (000's)...................... $47,788 $46,774 $ 87,449 $ 93,153
   Gas Production (Bcf)......................    23.7    24.6     46.9     47.5
   Average Price per Mcf..................... $  2.02 $  1.90 $   1.87 $   1.96
   Oil Revenues (000's)...................... $ 4,459 $ 5,372 $  8,599 $ 13,979
   Oil Production (MBbls)....................     349     479      767    1,127
   Average Price per Barrel.................. $ 12.78 $ 11.22 $  11.21 $  12.40

  (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

  Second quarter gas revenues increased 2 percent as compared with the same period in 1998, principally due to a 6 percent increase in average prices partially offset by a 4 percent decrease in production volumes.

  The 17 percent decrease in second quarter 1999 oil revenues from the same period in 1998 is attributed to a 27 percent decrease in production volumes
partially offset by a 14 percent increase in average oil prices. The decline in oil production is primarily due to the selling of various Gulf of Mexico wells and lower capital spending on oil projects in the first half of 1999.

  For the quarter ended June 30, 1999, revenues from trading were $172.1 million compared to $76.3 million for the same period in 1998. The associated costs of trading increased to $169.1 million from $75.8 million. Gross profit from trading was $3.0 million and $0.4 million for the respective quarters ended June 30, 1999 and 1998.

  To reduce its exposure to volatile oil and gas price fluctuations, the Company enters into hedging arrangements for both trading and producing activities. During the second quarter ended June 30, 1999, the Company recognized net producing hedging losses of approximately $0.7 million for oil and $0.5 million for gas. These hedging losses were recorded in the consolidated statements of income as adjustments to oil an d gas production revenue. The Company realized net hedging income on its trading activities of approximately $3.3 million during the second quarter.

  Depreciation, depletion and amortization decreased in 1999 to $23.8 million from $25 million in 1998.

  Interest expense for the second quarter increased from $4.7 million in 1998 to $5.2 million in 1999 due to higher debt levels for the second quarter of 1999 compared with the same period in 1998.

  The Company's largest source of operating income is from trading activities and oil and gas production. The levels of the Company's revenues and earnings from gas and oil production and trading activities are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 91 percent of the Company's production revenue and all of its trading activities for the second quarter of 1999. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Commodity Price Risk

  The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas and crude oil production. Natural gas commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natur al gas and crude oil production as of June 30, 1999. The fair value of these instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of June 30, 1999. Actual settlement of these instruments as they mature will differ from these estimates. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by corresponding changes in the sales value of the Company's natural gas and crude oil production.

                                                        Price Range
   Natural Gas For the period                MMBtu       Per MMBtu     Fair Value
   --------------------------             ------------ ------------- ---------------
   6/1999-2/2003......................... 88.7 million   $1.71-$2.03 $(34.1) million
                                                        Price Range
   Crude Oil For the period
             Barrels     Per Barrel     Fair Value
   ------------------------               ------------ ------------- ---------------
   6/1999-12/1999........................  2.7 million $13.98-$17.15  $(2.2) million

  The Company also uses commodity derivative financial instruments in its trading activities to hedge price fluctuations, to hedge the value of stored gas and to lock in margins on all of its fixed price-trading positions. The following table summarizes the Company's derivative financial instrument position on its natural gas trading activities as of June 30, 1999. The fair value of these instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of June 30, 1999. Actual settlement of these instruments as they mature will differ from these estimates. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by corresp onding changes in the settlement value of actual natural gas traded.

                                                        Price Range
   Natural Gas For the period                MMBtu       Per MMBtu     Fair Value
   --------------------------             ------------ ------------- ---------------
   6/1999-12/2004........................  561 million   $1.48-$2.55    $9.8 million

 Interest Rate Risk

  The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related changes in interest rates. As of June 30, 1999, there have been no material changes in the Company's interest rate risk exposure, from that disclosed in the 1998 Form 10-K.

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions wil l prove to have been correct. See the Company's Annual Report on Form 10-K for additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations.

                          PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 6, 1999, the Company's Annual Meeting of Stockholders was held. At that meeting, the following matters were approved by the stockholders by the votes indicated below.

  (1) The following directors, constituting the entire Board of Directors, were re-elected:

                                                               For     Withheld
                                                            ---------- ---------
   William J. Barrett...................................... 28,864,580   374,143
   C. Robert Buford.......................
 ................. 28,865,535   373,188
   Derrill Cody............................................ 28,866,344   372,379
   James M. Fitzgibbons.................................... 28,865,414   373,909
   William W. Grant, III................................... 26,400,519 2,838,204
   J. Frank Keller......................................... 28,866,426   372,261
   A. Ralph Reed........................................... 28,865,261   373,461
   James T. Rodgers........................................ 27,730,658 1,508,065
   Philippe S.E. Schreiber................................. 28,866,382   372,341

  (2) A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1999 was approved with a total of 29,187,020 shares voting in favor, 25,810 shares voting against and 25,892 shares abstaining.

  (3) A proposal to adopt the Company's 1999 Stock Option Plan was approved wi th a total of 27,224,327 shares voting in favor, 1,473,879 shares voting against and 540,515 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

  (a)The following Exhibit is filed as part of this Quarterly Report on Form
10-Q:

    27.1 Financial Data Schedule

  (b)There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                   /s/ A. Ralph Reed
August 13, 1999                           By __________________________________
                                                       A. Ralph Reed
                                               President and Chief Operating
                                                          Officer


                                                  /s/ J. Frank Keller
August 13, 1999                           By __________________________________
                                                      J. Frank Keller
                                                  Chief Financial Officer