Form 10-Q
period 1999-09-30
BARRETT RESOURCES CORP
filed 1999-11-12
CIK 351993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from____________________to_________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 32,579,326 shares of the registrant's $.01 par value common stock outstanding as of November 9, 1999.

                         BARRETT RESOURCES CORPORATION
                         -----------------------------

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets -
               September 30, 1999 and December 31, 1998..................   3

               Consolidated Condensed Statements of
               Income - Three Months Ended
               September 30, 1999 and 1998...............................   4

               Consolidated Condensed Statements of
               Income - Nine Months Ended
               September 30, 1999 and 1998...............................   5

               Consolidated Condensed Statements of
               Cash Flows - Nine Months Ended
               September  30,  1999  and  1998...........................   6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations................................................  11

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk ........................................  13



PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..........................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                    Sept. 30, 1999     Dec.31, 1998
                                                    --------------     ------------
                                                      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                          $       14,604     $     14,339
 Receivables, net                                          148,220          127,798
 Inventory                                                  21,274            8,968
 Other current assets                                        5,963            2,053
                                                    --------------     ------------
    Total current assets                                   190,061          153,158

Property and equipment, net                                670,384          682,168

Other assets, net                                            3,227            3,553
                                                    --------------     ------------
                                                    $      863,672     $    838,879
                                                    ==============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $      119,126     $    104,799
 Amounts payable to oil and gas property owners             24,346           16,020
 Production taxes payable                                   22,301           20,400
 Accrued and other liabilities                              10,617           17,047
                                                    --------------     ------------
    Total current liabilities                              176,390          158,266

Long-term debt                                             305,920          334,067

Deferred income taxes                                       22,678           13,294

Stockholders' equity:
 Preferred stock, $.001 par value: 1,000,000
    shares authorized, none outstanding                         --               --
 Common stock, $.01 par value: 45,000,000
    shares authorized; 32,602,013 issued
    (32,002,304 at December 31, 1998)                          326              320
 Additional paid-in capital                                271,902          261,998
 Retained earnings                                          87,082           70,934
 Treasury stock, at cost                                      (626)              --
                                                    --------------     ------------
    Total stockholders' equity                             358,684          333,252
                                                    --------------     ------------
                                                    $      863,672     $    838,879
                                                    ==============     ============

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                  Three Months Ended
                                                      -----------------------------------------
                                                        Sept. 30, 1999          Sept. 30, 1998
                                                      ------------------      -----------------
Revenues:
 Oil and gas production                               $           57,670      $          47,745
 Trading revenues                                                219,869                 98,582
 Interest income                                                     151                    156
 Other income                                                      1,236                    258
                                                      ------------------      -----------------
                                                                 278,926                146,741

Operating expenses:
 Lease operating expenses                                         16,517                 13,219
 Cost of trading                                                 220,091                 94,460
 Depreciation, depletion and amortization                         24,106                 25,502
 General and administrative                                        5,816                  5,066
 Interest expense                                                  5,419                  5,255
 Other                                                                 1                    252
                                                      ------------------      -----------------
                                                                 271,950                143,754
                                                      ------------------      -----------------

Income for the period before income taxes                          6,976                  2,987

Provision for income taxes                                         2,652                  1,135
                                                      ------------------      -----------------
Net income for the period                             $            4,324      $           1,852
                                                      ==================      =================

Earnings per common share

 Basic                                                $             0.13      $            0.06
                                                      ==================      =================
 Assuming dilution                                    $             0.13      $            0.06
                                                      ==================      =================

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                      Nine Months Ended
                                                        -----------------------------------------
                                                          Sept. 30, 1999          Sept. 30, 1998
                                                        ------------------      -----------------
Revenues:
 Oil and gas production                                 $          153,718      $         154,877
 Trading revenues                                                  568,337                249,700
 Interest income                                                       609                    511
 Other income                                                        3,723                  5,304
                                                        ------------------      -----------------
                                                                   726,387                410,392

Operating expenses:
 Lease operating expenses                                           44,168                 41,756
 Cost of trading                                                   550,489                240,236
 Depreciation, depletion and amortization                           71,572                 74,738
 General and administrative                                         17,936                 19,354
 Interest expense                                                   16,000                 14,672
 Other                                                                 158                  2,412
                                                        ------------------      -----------------
                                                                   700,323                393,168
                                                        ------------------      -----------------

Income for the period before income taxes                           26,064                 17,224

Provision for income taxes                                           9,916                  6,545
                                                        ------------------      -----------------

Net income for the period                               $           16,148      $          10,679
                                                        ==================      =================

Earnings per common share

 Basic                                                  $             0.50      $            0.34
                                                        ==================      =================
 Assuming dilution                                      $             0.49      $            0.33
                                                        ==================      =================

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                        Nine Months Ended
                                                                           ----------------------------------------
                                                                             Sept. 30, 1999         Sept. 30, 1998
                                                                           -------------------   ------------------
Cash flows from operations:
 Net income                                                                $            16,148   $           10,679
 Adjustments needed to reconcile to net cash
   provided by operations:
     Depreciation, depletion and amortization                                           71,898               75,061
     Deferred income taxes                                                               9,384                6,284
     Other                                                                                (576)              (1,392)
                                                                           -------------------   ------------------
                                                                                        96,854               90,632
     Change in current assets and liabilities:
       Accounts receivable                                                             (20,422)              13,895
       Other current assets                                                            (16,031)             (11,646)
       Accounts payable                                                                 14,327               14,878
       Amounts due oil and gas owners                                                    8,326              (11,442)
       Production taxes payable                                                          1,901                3,519
       Accrued and other liabilities                                                    (4,966)              (8,661)
                                                                           -------------------   ------------------
Net cash flow provided by operations                                                    79,989               91,175
                                                                           -------------------   ------------------

Cash flows from investing activities:
 Proceeds from sale of oil and gas properties                                           12,550                4,021
 Acquisition of property and equipment                                                 (72,523)            (156,333)
                                                                           -------------------   ------------------
Net cash flow used in investing activities                                             (59,973)            (152,312)
                                                                           -------------------   ------------------

Cash flows from financing activities:
   Borrowings under line of credit                                                      35,000               91,000
   Proceeds from issuance of common stock                                                9,285                3,999
   Payments under line of credit                                                       (60,000)             (36,000)
   Payments on other long-term debt                                                     (4,035)                (612)
   Treasury stock purchased                                                                 (1)                  --
   Other                                                                                    --                 (151)
                                                                           -------------------   ------------------

Net cash flow provided by (used in) financing activities                               (19,751)              58,236
                                                                           -------------------   ------------------

Increase (decrease) in cash and cash equivalents                                           265               (2,901)
Cash and cash equivalents at beginning of period                                        14,339               14,479
                                                                           -------------------   ------------------

Cash and cash equivalents at end of period                                 $            14,604   $           11,578
                                                                           ===================   ==================

Non-cash investing and financing activities:
   Issuance of common stock for property acquisition                                        --   $            9,116
   Common Stock/treasury share options exercised                           $               627   $               60

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999

1.   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of September 30, 1999 and the results of operations and cash flows for the periods presented. All of the Company's subsidiaries are wholly owned. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

2.   INCOME TAXES

     Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended September 30, 1999, the Company used an estimated effective tax rate of 38 percent.

     In July 1999, Plains Petroleum Company ("Plains"), a wholly owned subsidiary of the Company, received a favorable ruling from the United States Tax Court in a case stemming from an Internal Revenue Service ("IRS") examination of Plains' federal tax returns filed for the years 1991 through 1993. As a result of its examination, the IRS in 1996 had issued a "Notice of Deficiency" of $5.3 million with penalties and an undetermined amount of interest. The deficiency resulted primarily from the IRS's disallowance of certain net operating loss deductions claimed during the periods under examination. The IRS has until January 25, 2000 to appeal the ruling from the United States Tax Court.

     The IRS has also examined the federal tax returns of the Company for the periods ended July 1995, December 1995 and December 1996. The IRS issued a letter proposing changes to tax for those periods totaling $5.7 million. The proposed tax changes resulted primarily from the disallowance of net operating loss and merger related deductions claimed for the periods ended December 1995 and 1996. The net operating losses relate to the same net operating loss carry forwards involved in the Plains tax returns for years 1991 through 1993.

3.   LONG-TERM DEBT

     The Company's long-term debt consists of the following (in thousands):

                                        September 30,            December 31,
                                             1999                   1998
                                        -------------            -------------
Line of Credit                          $     150,000            $     175,000
7.55% Senior Notes                            150,000                  150,000
Production Payments                            10,364                   14,399
                                        -------------            -------------
    Total                                     310,364                  339,399
Less:  current portion                          4,444                    5,332
                                        -------------            -------------
Long-term debt                          $     305,920            $     334,067
                                        =============            =============

     As of September 30, 1999 the Company's effective interest rate, on an outstanding balance of $150 million on its line of credit, was 5.71% per annum.

     Total interest expense paid for the nine months ended September 30, 1999 was $18.8 million compared to $16.8 million for the nine months ended September 30, 1998.

4.   EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                        Three Months Ended
                                                                                      Sept. 30,     Sept. 30,
              (in thousands)                                                            1999          1998
                                                                                     -----------   -----------
Income available to common stockholders                                              $     4,324   $     1,852
                                                                                     ===========   ===========
Weighted average number of common shares used in
  basic EPS                                                                               32,431        31,890

Effect of dilutive securities:
  Stock options                                                                              778           234
  Written put option                                                                          56           150
                                                                                     -----------   -----------

Weighted number of common shares and dilutive
   potential common stock used in EPS -
   assuming dilution                                                                      33,265        32,274
                                                                                     ===========   ===========

                                                                                          Nine Months Ended
                                                                                        Sept. 30,   Sept. 30,
(in thousands)                                                                            1999        1998
                                                                                     -----------   -----------
Income available to common stockholders                                              $    16,148   $    10,679
                                                                                     ===========   ===========
Weighted average number of common shares used in
  basic EPS                                                                               32,212        31,693

Effect of dilutive securities:
  Stock options                                                                              357           353
  Written put option                                                                         118           150
                                                                                     -----------   -----------

Weighted number of common shares and dilutive
  potential common stock used in EPS -
  assuming dilution                                                                       32,687       32,196
                                                                                     ===========   ===========

     On August 3, 1999, the holder of the written put option elected to exercise such option and, accordingly, the Company issued 150,000 shares of its common stock. In conjunction with the exercise of this option, the Company received the holders' one percent interest in a subsidiary of the Company. In addition, with the exercise of the put option, the Company's written call option, as described in the financial statements and notes of the Company's Form 10-K, was terminated.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". FASB Statement No. 133 ("SFAS 133") establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. FASB Statement No. 133 is effective for fiscal years beginning after June 15, 2000, as amended in SFAS 137, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

     The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:


Quarter ended Sept. 30, 1999    Natural
---------------------------       Gas         Oil & Gas      Segment       Corporation
       (in thousands)           Trading          E&P          Total       & Unallocated     Consolidated
      ---------------
--------------------------------------------------------------------------------------------------------
Revenues                        $219,869        $57,742      $277,611      $  1,164             $278,775
Interest Income                        0              0             0           151                  151
                              --------------------------------------------------------------------------
  Total Revenues                 219,869         57,742       277,611         1,315              278,926
DD&A                                   0         22,997        22,997         1,109               24,106
Profit (loss)                       (222)        18,228        18,006       (11,030)               6,976
Expenditures for assets                0         19,465        19,465           774               20,239




Quarter ended Sept. 30, 1998    Natural
----------------------------      Gas       Oil & Gas      Segment      Corporation
     (in thousands)             Trading        E&P          Total      & Unallocated    Consolidated
    ---------------
----------------------------------------------------------------------------------------------------
Revenues                       $ 98,582    $ 46,800       $145,382         $1,203           $146,585

Interest Income                       0           0              0            156                156
                              ----------------------------------------------------------------------
  Total Revenues                 98,582      46,800        145,382          1,359            146,741

DD&A                                  0      24,444         24,444          1,058             25,502

Profit (loss)                     4,122       9,136         13,258        (10,271)             2,987

Expenditures for assets               0      56,366         56,366            378             56,744

Nine Months ended               Natural
-----------------                 Gas       Oil & Gas      Segment      Corporation
 Sept. 30, 1999                 Trading        E&P          Total      & Unallocated    Consolidated
 --------------
 (in thousands)
 --------------
----------------------------------------------------------------------------------------------------
Revenues                       $568,337    $153,876       $722,213         $3,565           $725,778

Interest Income                       0           0              0            609                609
                              ----------------------------------------------------------------------
  Total Revenues                568,337     153,876        722,213          4,174            726,387

DD&A                                  0      68,282         68,282          3,290             71,572

Profit (loss)                    17,848      41,426         59,274        (33,210)            26,064

Expenditures for assets               0      58,499         58,499          1,474             59,973

Nine Months ended               Natural
-----------------                 Gas       Oil & Gas      Segment      Corporation
 Sept. 30, 1998                 Trading        E&P          Total      & Unallocated    Consolidated
 --------------
 (in thousands)
 --------------
----------------------------------------------------------------------------------------------------
Revenues                       $249,700    $156,006       $405,706         $4,175           $409,881

Interest Income                       0           0              0            511                511
                              ----------------------------------------------------------------------
  Total Revenues                249,700     156,006        405,706          4,686            410,392

DD&A                                  0      71,619         71,619          3,119             74,738

Profit (loss)                     9,464      42,631         52,095        (34,871)            17,224

Expenditures for assets               0     158,926        158,926          2,501            161,427

                         BARRETT RESOURCES CORPORATION
                  For the Quarter Ended and Nine Months Ended
                              September 30, 1999

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

     For the nine months ended September 30, 1999, total assets increased $24.8 million, or 3 percent, to $863.7 million as compared with total assets of $838.9 million at December 31, 1998. Cash and cash equivalents increased $0.3 million to $14.6 million, working capital increased $18.8 million to $13.7 million, and net property and equipment decreased $11.8 million to $670.4 million.

     Operating cash flows before working capital adjustments totaled $30.9 million in the third quarter of 1999 compared with $28.2 million in the third quarter of 1998. After working capital adjustments, cash flow provided by operations decreased by $11.4 million to $9.7 million as compared with the same period in 1998.

     Capital expenditures of $29.1 million for the quarter represent a decrease of $19.1 million from the same period in 1998. These expenditures, funded by operating cash flows, consisted principally of drilling and development activities and acquisitions of oil and gas properties. Of these capital expenditures, approximately 89 percent was invested in the Rocky Mountain Region, principally in the Piceance, Powder River and Wind River Basins, and 6 percent in the Mid-Continent Region. The Company recently increased the 1999 capital expenditures budget from $111 million to $130 million. The 1998 capital expenditures budget was $206 million. In an effort to maintain debt levels, management continues to be sensitive to fluctuations in product prices and will reassess the capital expenditure levels relative to such fluctuations and the Company's cash flows.

     On October 29, 1999, the Company sold certain gas properties principally located in the Texas and Oklahoma panhandles, effective September 1, 1999, for $8.2 million. These properties represented less than two percent of the Company's proved reserves and production. On November 1, 1999, the Company sold its interests in certain non-producing oil and gas leases in the Gulf of Mexico for $7.0 million.

     The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies.

     Information regarding the Company's Year 2000 readiness is contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change in the status of the Company's Year 2000 readiness program. As of July 1999, the Company verified that all IT hardware systems, including network and embedded systems, are Year 2000 compliant. All software systems utilized by the Company are Year 2000 compliant with the exception of one program used to access an outside database. The vendor providing this program is continuing to perform Beta tests on its updated software. The Company's costs associated with completing its Year 2000-readiness program are not expected to exceed $250,000. Costs incurred to date are nominal and are included in normal operating expense.

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

Results of Operations
---------------------

     Net income for the quarters ended September 30, 1999 and 1998 was $4.3 million ($.13 per share, assuming dilution) and $1.9 million ($.06 per share, assuming dilution), respectively. This increase is primarily due to higher average prices for oil and gas.

     Total revenues for the quarter were $278.9 million, up 90 percent compared to $146.7 million for the same period in 1998. This increase is principally attributed to a $121.3 million increase in trading revenues.

     Production revenue for the third quarter of 1999 increased from $47.7 million to $57.7 million. Production revenues and related volumes and average prices during the periods presented were as follows:







                             Quarter Ended      Nine Months Ended
                             September 30,        September 30,
                            ----------------   ------------------
                              1999     1998      1999      1998
                              ----     ----      ----      ----
Gas Revenues (000's)        $52,293  $42,538   $139,742  $135,691
Gas Production (Bcf)           24.3     23.0       71.2      70.5
Average Price per Mcf       $  2.15  $  1.85   $   1.96  $   1.92

Oil Revenues (000's)        $ 5,377  $ 5,207   $ 13,976  $ 19,186
Oil Production (MBbls)          358      492      1,125     1,619
Average Price per Barrel    $ 15.02  $ 10.58   $  12.42  $  11.85

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

     Third quarter gas revenues increased 23 percent as compared with the same period in 1998, principally due to a 16 percent increase in average prices and a 6 percent increase in production volumes.

     The 3 percent increase in third quarter 1999 oil revenues from the same period in 1998 is attributed to a 42 percent increase in average oil prices partially offset by a 27 percent decrease in production volumes. The decline in oil production is primarily due to the selling of various Gulf of Mexico wells and lower capital spending on oil projects in the first nine months of 1999.

     For the quarter ended September 30, 1999, revenues from trading were $219.9 million compared to $98.6 million for the same period in 1998. The associated costs of trading increased to $220.1 million from $94.5 million. Gross profit from trading was a negative $0.2 million for the quarter ended September 30, 1999 compared to $4.1 million for the quarter ended September 30, 1998.

     To reduce its exposure to volatile oil and gas price fluctuations, the Company enters into hedging arrangements for both trading and producing activities. During the third quarter ended September 30, 1999, the

     Company recognized net production hedging losses of approximately $1.5 million for oil and $4.6 million for gas. These hedging losses were recorded in the consolidated statements of income as adjustments to oil and gas production revenue. The Company realized net hedging income on its trading activities of approximately $2.3 million during the third quarter.

     Depreciation, depletion and amortization decreased in 1999 to $24.1 million from $25.5 million in 1998 due to a decrease in the depletion rate from $.94 to $.87 per Mcfe.

     Interest expense for the third quarter increased from $5.3 million in 1998 to $5.4 million in 1999.

     The Company's largest sources of operating income are from trading activities and oil and gas production. The levels of the Company's revenues and earnings from gas and oil production and trading activities are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 91 percent of the Company's production revenue and all of its trading activities for the third quarter of 1999. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

  Commodity Price Risk
  --------------------

     The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas and crude oil production. Natural gas commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas and crude oil production as of September 30, 1999. The fair value of these instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of September 30, 1999. Actual settlement of these instruments as they mature will differ from these estimates. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by corresponding changes in the sales value of the Company's natural gas and crude oil production.


         Natural Gas
     ----------------------------------------------------------------------
        For the period  |    MMBtu     |Price Range Per |   Fair Value
                        |              |     MMBtu      |
     ----------------------------------------------------------------------
        9/1999 - 2/2003 | 77.1 million | $1.72 - $2.03  | $(42.9) million
     ----------------------------------------------------------------------

         Crude Oil
     ----------------------------------------------------------------------
        For the period  |   Barrels    |Price Range Per |   Fair Value
                        |              |     Barrel     |
     ----------------------------------------------------------------------
       9/1999 - 12/1999 | 0.6 million  |     $15.00     |  $(2.1) million
     ----------------------------------------------------------------------

     The Company also uses commodity derivative financial instruments in its trading activities to hedge price fluctuations, to hedge the value of stored gas and to lock in margins on its trading positions. The following table summarizes the Company's derivative financial instrument position on its natural gas and crude oil trading activities as of September 30, 1999. The fair value of these instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of September 30, 1999. Actual settlement of these instruments as they mature will differ from these estimates. Gains or losses realized from these instruments hedging the Company's trading activities are expected to be offset by corresponding changes in the settlement value of actual natural gas and crude oil traded.

      Natural Gas
    -------------------------------------------------------------------
     For the period  |   MMBtU      |  Price Range Per |  Fair Value
                     |              |      MMBtu       |
    -------------------------------------------------------------------
    9/1999 - 12/2004 | 578 million  |   $1.53 - $3.22  | $24.1 million
    -------------------------------------------------------------------

        Crude Oil
    -------------------------------------------------------------------
      For the period |   Barrels    |  Price Range Per |  Fair Value
                     |              |      Barrel      |
    -------------------------------------------------------------------
    9/1999 - 10/2000 | 2.7 million  |   $13.98 - $22.20| $ 0.4 million
    -------------------------------------------------------------------

Interest Rate Risk
------------------

     The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related changes in interest rates. As of September 30, 1999, there have been no material changes in the Company's interest rate risk exposure, from that disclosed in the 1998 Form 10-K.

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

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

                27.1 Financial Data Schedule

          (b) During the quarter ended September 30, 1999, the Registrant filed one report on Form 8-K reporting an event occurring on August 20, 1999.

                                  SIGNATURES
                                 ------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARRETT RESOURCES CORPORATION

November 12, 1999                      By /s/ A. Ralph Reed
                                          ---------------------------------
                                          A. Ralph Reed
                                          President and Chief Operating Officer


November 12, 1999                      By /s/ J. Frank Keller
                                          ---------------------------------
                                          J. Frank Keller
                                          Chief Financial Officer