Form 10-K405
period 1999-12-31
BARRETT RESOURCES CORP
filed 2000-03-30
CIK 351993

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       For Year Ended December 31, 1999

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

                                (303) 572-3900
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class             Name of Exchange on which registered:
            -------------------             -------------------------------------
  Common Stock ($.01 Par Value Per Share)       New York Stock Exchange, Inc.
      Preferred Stock Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:

                                    (None)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2000, the Registrant had 32,601,589 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $735,082,680. This calculation is based upon the closing sale price of $24.00 per share for the stock on March 15, 2000. Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----

                                     PART I

 1 and 2. Business and Properties.......................................    1
 3.       Legal Proceedings.............................................   16
 4.       Submission of Matters to Vote of Security Holders.............   16

                                    PART II

          Market for Registrant's Common Stock and Related Security
 5.       Holders Matters...............................................   17
 6.       Selected Financial Data.......................................   17
          Management's Discussion and Analysis of Financial Condition
 7.       and Results of Operations.....................................   17
 8.       Financial Statements and Supplementary Data...................   22
          Changes in and Disagreements with Accountants on Accounting
 9.       and Financial Disclosure......................................   22

                                    PART III

 10.      Directors and Executive Officers of the Company...............   23
 11.      Executive Compensation........................................   27
          Security Ownership of Certain Beneficial Owners and
 12.      Management....................................................   31
 13.      Certain Relationships and Related Transactions................   32

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 14.      8-K...........................................................   33

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

Oil and Gas Exploration and Development

   Barrett is an independent natural gas and crude oil exploration and production company with core areas of activity in the Rocky Mountain Region of Colorado, Wyoming and Utah and the Mid-Continent Region of Kansas and Oklahoma. At December 31, 1999, the Company's estimated proved reserves were 1,133.8 Bcfe (95% natural gas and 5% crude oil) with an implied reserve life of 11.0 years based on 1999 total production of 103.5 Bcfe. The Company's net daily production averaged 284 MMcfe for the year ended December 31, 1999.

   The Company concentrates its activities in core areas in which it has accumulated detailed geologic knowledge and developed significant management expertise. The Company continues to build on its interests in the Piceance Basin in northwestern Colorado, the Wind River Basin in central Wyoming, and the Powder River Basin of northeastern Wyoming. The Company also has significant interests in the Hugoton Embayment in southwestern Kansas, the Niobrara play in northeastern Colorado, and the Anadarko Basin in Oklahoma. At December 31, 1999, these principal areas of focus represented approximately 90% of the Company's estimated proved reserves.

   As of December 31, 1999, the Company owned an interest in 3,448 wells, of which 2,600 were producing. Of these producing wells, 1,774 were operated by the Company. These operated wells contributed approximately 81% of the Company's natural gas and oil production for the year ended December 31, 1999. The Company also owns and operates a natural gas gathering system, a 27-mile pipeline and a natural gas processing plant in the Piceance Basin.

   Barrett markets all of its own natural gas and oil production from wells that it operates. In addition, the Company engages in natural gas marketing and trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company. Through these natural gas marketing and trading activities, the Company obtains knowledge and information that enables it to more effectively market its own production. See "Natural Gas and Oil Marketing and Trading."

Employees and Offices

   As of February 15, 2000, the Company had 202 full time employees, including nine officers (two of whom are geologists and three of whom are petroleum engineers), 11 geologists, four geophysicists, 14 engineers, an environmental manager, eight landmen, four district managers, an operations superintendent, and administrative, clerical, accounting and field operations personnel, none of whom is represented by organized labor unions.

   The Company's executive offices are located at 1515 Arapahoe Street, Tower 3, Suite 1000, Denver, Colorado 80202, and its telephone number is (303) 572-3900.

Core Areas of Activity

   The following table sets forth reserve and production concerning the Company's core areas of activity:

                           Average Daily
                          Production for   Estimated Proved  Estimated Proved
                            Year Ended        Reserves at       Reserves at
     Basin or Field      December 31, 1999 December 31, 1999 December 31, 1998
     --------------      ----------------- ----------------- -----------------
                              (MMcfe)            (Bcfe)           (Bcfe)
Rocky Mountain Region
  Wind River............        54.2              126.3            137.3
  Piceance..............        58.7              461.1            315.3
  Powder River-Oil......        12.0               17.7             11.9
  Powder River-CBM......        37.1              231.0            142.6
  Green River...........         2.8               11.9             15.2
  Uinta.................         6.1               41.0             42.2
  Niobrara..............         5.5               25.4             24.6
Mid-Continent Region
  Arkoma................        10.2               19.7             26.0
  Anadarko..............        21.0               17.0             25.4
  Hugoton Embayment.....        37.1              142.3            172.1
  Permian (1)...........         7.3               11.9             11.7
Gulf of Mexico Region...        29.6               23.5             39.0
Other Natural Gas and
 Oil Activities (2).....         2.1                5.0              7.0
                               -----            -------            -----
Total...................       283.7            1,133.8            970.3
                               =====            =======            =====

--------
(1) The Permian Basin properties were divested in two transactions completed in February and March 2000 for a total sale price of $16.3 million.
(2) The only significant property in this category is the Meeteetse Field in the Big Horn Basin, Wyoming.

Rocky Mountain Region

   Wind River Basin. In 1994, following its major natural gas discovery in the Cave Gulch Field, the Company began a focused exploration and development program in the Wind River Basin of central Wyoming, particularly along the Owl Creek Thrust fault. The Company has continued to acquire additional acreage in this core area and currently owns working interests ranging from 25% to 100% in 12,650 gross (9,617 net) leasehold acres in the Cave Gulch area, including a 94% working interest in the Cave Gulch Federal Unit covering the Fort Union and Lance Sandstones.

   Cave Gulch Area. In 1999, the Company continued its shallow development program by drilling seven shallow Ft. Union wells (six have been completed and one is waiting on completion), and one Mesaverde well. The Company's working interest in the shallow Ft. Union play ranges from 70% to 100%. Through December 1999, the Company has operated and completed a total of 23 Lance wells, seven shallow Ft. Union wells and one Mesaverde well. In October 1999, the Company returned the Cave Gulch 1-29, a well that blew out in August 1998, to sales. The Company owns a 70% working interest in this well.

   The Company's sixth Cave Gulch area deep test, the Cave Gulch 11-28, reached total depth of 19,575 and was placed on production in November 1999. The Company owns a 94.8% working interest in this well.

   The Cave Gulch 3-29 was completed in the Muddy Formation in October 1998. In March 1999, the Wyoming Oil and Gas Conservation Commission approved a 160-acre statutory unit allowing for continuous production from the 3-29 Muddy Formation. However, the Commission established production limits commensurate with the unit size: Muddy (9.75 Bcf), Lakota (5.00 Bcf), Frontier (6.25 Bcf). The Muddy Formation has produced 8.5 Bcf to date. It is anticipated that late in the first quarter 2000, the Muddy Formation will have to be shut in and production will move uphole to the Frontier Formation. Barrett's working interest in this well is 79.3%.

   On the east flank of the Cave Gulch Field, the Moncrief Cave Gulch Federal 28-1 reached total depth of 18,919 feet in the Lakota Formation in October 1999. The Lakota was fracture stimulated and comingled with the Muddy Formation. The Frontier sands will be tested at a future date. The Company owns a 34% working interest in this well.

   Waltman Area. During early 1999, the Company completed its interpretation of a 62 square mile 3-D seismic survey covering lands south of Cave Gulch in the Waltman area. As a result of that 3-D seismic effort, the Company drilled a deep exploratory Frontier-Muddy-Lakota test, the Bullfrog 5-12, approximately four miles south of the Cave Gulch Field in the Federal Bullfrog unit. The well reached a total depth of 19,550 feet in December 1999. The pay horizons were encountered over 900 feet high to the nearest offsetting well. Structural position, mud, gas, and electric log shows were encouraging; but testing results of the lower formation sands proved to be discouraging as excessive water rates and tight sands were encountered. However, the Company plans on testing the remaining sand interval in late March. Following analysis of the testing results, the Company will determine future plans for the deep Waltman area. The Company owns a 82.1% working interest in this well.

   Utilizing the 3-D survey, the Company defined an exploratory Mesaverde target location west of the Bullfrog 5-12. The Bullfrog 4-14 well was drilled to a depth of 12,375 feet in the Cody Formation during December 1999. Testing of the target sands proved the formation to be non-productive. The Company owns a 93.6% working interest in this well.

   Owl Creek Thrust. During 1999, the Company entered into an agreement with a third party to acquire, at third party's sole cost, a 100 square mile 3-D seismic survey (the Cedar Ridge 3-D) covering the East Madden Prospect in exchange for certain leasehold along the Owl Creek Thrust. The Company retained a 33.3% working interest in the East Madden Field in the event an exploratory test is proposed. The Company will continue to evaluate additional exploration prospects along the Owl Creek Thrust.

   During 1999, the Company upgraded its field production facilities in Cave Gulch to give it the ability to maintain its present production volumes while preparing to transport increased gas volumes from on-going field development projects.

   At December 31, 1999, the Wind River Basin represented 11% of the Company's estimated proven reserves and 19% of the Company's total 1999 production. The Company intends to spend 10% of its estimated $166 million 2000 capital budget in the Wind River Basin for development, leasehold acquisition, seismic surveys and exploration. The Company plans to drill one deep Frontier-Muddy-Lakota test and two shallow Fort Union-Lance wells in 2000.

   Piceance Basin. The Piceance Basin of northwestern Colorado is a core operating area for the Company. The Company's activities in the Piceance Basin are conducted primarily in three fields: Parachute, Rulison and Grand Valley.

   The Company's drilling activities in the Piceance Basin primarily target the lenticular sandstones of the Williams Fork Formation of the Mesaverde Group. The Company drilled its first well in the Piceance Basin in 1984, and at December 31, 1999, owned interests in 479 wells, 439 of which it operates.

   The Company's 2000 plans call for drilling or participating in 61 Williams Fork wells and one horizontal Corcoran well. Four drilling rigs will be in continuous operation in the Basin during 2000.

   In May 1999, the Company acquired approximately 8,400 net acres from the Naval Oil Shale Reserve for $7.1MM. The acreage included an estimated 20 Bcf of gas reserves from 59 operated and non-operated wells and development locations.

   In December 1999, the Company acquired 140 Bcf of gas reserves (43% proved developed), most of which represented additional interests in wells operated by the Company. In January 2000, the Company acquired an additional 32 Bcf of gas reserves (46% proved developed), virtually all of which were additional interests in wells operated by the Company. Also in January 2000, the Company acquired the remaining interests in the Grand Valley Gathering System (see below). The total purchase price for these acquisitions was $83.0 million.

   At December 31, 1999, the Piceance Basin represented 41% of the Company's estimated proved reserves, and 21% of the Company's total 1999 production. Year-end 1999 production from the basin was 100 MMcfd gross. The Company intends to spend 54% of its 2000 capital expenditure budget in the Piceance Basin for development and exploration and will participate in the drilling of 62 wells.

   Grand Valley Gathering System. In 1985, the Company's wholly owned subsidiary, Bargath, Inc., designed and constructed a gathering system in the Grand Valley Field to transport natural gas from certain of the Company's wells to Questar Pipeline Corporation's interstate pipeline. Through a series of acquisitions culminating in January 2000, the Company has acquired all the outstanding interests in this system. As of December 31, 1999, the Grand Valley Gathering System was connected to 352 producing wells. The system now has the flexibility to deliver natural gas to four interstate pipelines as well as Public Service of Colorado's ("PSCo") western Colorado distribution system. Subject to the take-away capacity of the four interstate pipelines and the PSCo line, this system has the capability of delivering over 150 MMcfd gas per day.

   Powder River Basin. In the Powder River Basin of northeastern Wyoming, the Company is active in a coal bed methane ("CBM") program and an oil exploration and development program.

   Coal Bed Methane. In October 1997, the Company entered into a joint development agreement to participate, with a 50% working interest, in a CBM project covering a 2.1 million acre area of mutual interest ("AMI") located north and south of Gillette, Wyoming. In 1999, the Company continued expansion of its CBM leasehold position with its joint development partner to over 940,000 gross acres (435,000 net). The coal seams lie 300 to 2,000 feet below the surface, making drilling and completion of the wells highly economic. In 1999, the Company participated in the drilling of 586 wells. Of this total, 193 were producing and 391 wells are waiting on pipeline connection. A total of 667 CBM wells were producing at year-end 1999.

   The Bureau of Land Management ("BLM") required an Environmental Impact Study ("EIS") prior to approving additional drilling on Federal leases in the Powder River Basin. Approximately half of the Company's acreage in the Powder River Basin is on Federal leases. The Record of Decision ("ROD") for the Wyodak EIS was issued in November 1999. Due to a greater than expected development on fee and State lands, industry development on Federal lands is limited to approximately 890 additional wells. In the case where Federal acreage is being drained from adjoining fee and State locations, the BLM may in the future decide to permit the drilling of additional "drainage protection wells" on Federal lands. The joint venture anticipates approval of three applications for permitting which will allow the drilling of approximately 100 wells on Federal lands during 2000. In addition, Barrett has recently submitted 245 additional "drainage" locations needed to prevent drainage of reserves from beneath Federal lands. A new basin-wide EIS is contemplated and is expected to be completed by January 2002. The Company, along with its joint venture partner, have a sufficient inventory of fee and State lease locations to permit the drilling of approximately 800 wells per year in 2000 and 2001.

   Additionally, the Company has a 10% working interest in the new 90-mile Fort Union Gas Gathering System that was completed in September 1999.

   At December 31, 1999, the Powder River Basin CBM play represented 20% of the Company's proved reserves and 13% of the Company's total 1999 production The Company intends to spend 23% of its 2000 capital expenditure budget in the CBM project by participating in approximately 800 wells.

   Minnelusa Play--North Halverson Area. The Company has initiated a multi-well drilling program targeting the oil producing Minnelusa Formation. The Company has drilled two wells and plans to drill up to four wells to an average depth of 8,700 feet. The first well is producing 200 barrels of oil per day. The Company owns a 100% working interest in this well. The second well, in which the Company also owns a 100% working interest, was unsuccessful and has been plugged. The Company's working interest in the four remaining locations averages 72%. The locations are based on a 3-D seismic survey acquired by the Company in 1997.

   On December 31, 1999, the Powder River Basin conventional oil operations represented 2% of the Company's proved reserves, and 4% of the Company's total 1999 production (Minnelusa production contributed approximately 39% of the Company's 1999 daily oil production). The Company intends to spend 1% of its 2000 capital budget in the Minnelusa play.

   Hanna Basin. During 1999, the Company assembled over 42,000 net acres in the Hanna Basin, which is located just east of the Greater Green River Basin in Carbon County, Wyoming. The Hanna Formation (Ft.Union-age equivalent) contains over 130 net feet of coal in four separate coal seams at depths ranging from 1,000 feet to 4,500 feet. Excellent permeability was demonstrated at the deeper depths in 1993 during a short-term de-watering attempt by another operator. Water quality was found to be potable during this test. The target coal seams appear to contain higher gas contents than the Powder River coal beds, and this gas appears to be of good quality.

   During December 1999, the Company sold 49% of its working interest to an industry partner. During the first half 2000, the Company intends to drill and operate the 3,600 foot Hanna Draw Unit #1 well, an exploratory coal bed methane core test. If the results of this core test are encouraging, the Company anticipates drilling a six-well pilot during 2000. The Company intends to spend 1% of its 2000 capital budget in the Hanna Basin for the drilling of seven wells.

   Uinta Basin. As an extension of its Piceance Basin operations, the Company entered the Uinta Basin of Duchesne and Uintah Counties, in northeastern Utah, in 1995. The Douglas Creek Arch separates the Uinta Basin from the Piceance Basin.

   Brundage Canyon Field. Beginning in December 1995, the Company began acquiring interests in the Brundage Canyon Field. As a result of these acquisitions and new drilling, the Company currently owns working interests ranging from 75% to 100% in 35 producing wells, a gathering and transmission system, and 54,605 gross and 53,409 net acres. Wells in this field produce oil and associated natural gas from multiple sandstone reservoirs of the lower Green River Formation at depths averaging 5,500 feet. The Company has initiated a plan to develop its leasehold position in the Brundage Canyon Field. The plan includes both testing the feasibility of horizontal drilling and, separately, the application of secondary waterflood technology to improve recovery efficiencies from the Lower Green River reservoirs.

   On December 31, 1999, the Brundage Canyon Field represented 4% of the Company's estimated proved reserves, and 2% of the Company's total 1999 production. The Company intends to spend 3% of its 2000 capital budget on Brundage Canyon field development, including the drilling of 29 wells and construction of related facilities and infrastructure.

   Northeastern Colorado--Niobrara. During 1999, the Company continued its Niobrara exploration and development program in northeastern Colorado. This is a shallow natural gas play targeting a 20 to 50 foot thick chalk reservoir in the Upper Cretaceous Niobrara Formation. During 1999, the Company acquired 40 miles of proprietary seismic data and 685 miles of trade seismic data. The Company drilled 20 wells during 1999, of which 17 were successful.

   At December 31, 1999, the Niobrara represented 2% of the Company's estimated proved reserves, and 2% of the Company's total 1999 production. The Company intends to spend 1% of its 2000 capital budget in the play for the drilling of 10 wells, and to acquire additional leases and seismic data.

Mid-Continent Region

   Hugoton Embayment. The Hugoton Embayment is the third largest producing area for the Company and is one of the largest natural gas producing areas in the United States. It is located in southwest Kansas, the Oklahoma panhandle and the Texas panhandle. The Company produces natural gas from two fields in the Hugoton Embayment: the Hugoton and Panoma Fields.

   Hugoton Field. In the Hugoton Field, the Company has a working interest in 342 gross wells and operates 293 of these wells, that produce from the Chase Formation. Three wells were drilled and placed on production during 1999.

   Panoma Field. Panoma is the field designation for natural gas produced from the Council Grove Formation, located beneath the Chase Formation. The Council Grove Formation has similar reservoir rocks as the Chase Formation. However, the productive limits are not as extensive. Presently, the Company has a working interest in 55 gross Panoma wells and operates 51 of those wells.

   Hugoton Gas Trust Agreement. Natural gas rights established in 1955 to approximately 50,000 acres in Finney and Kearny Counties, Kansas, were transferred to Plains by KN Energy, Inc. ("KN") on October 1, 1984, subject to a payment of $0.06 per Mcf for natural gas produced from the acreage. Quarterly payments are made by the Company to the Hugoton Gas Trust, a publicly held trust created in 1955. Payments terminate when the estimated gross recoverable natural gas reserves decline to 50 Bcf or less. As of December 31, 1999, the gross proved natural gas reserves attributable to the leases burdened by this agreement were estimated to be 101 Bcf. The natural gas payments are treated as lease operating expenses by the Company. At December 31, 1999, the Company had working interests in 196 wells that were subject to these payments.

   At December 31, 1999, the Hugoton Embayment represented 13% of the Company's estimated proved reserves and 13% of the Company's total 1999 production. The Company intends to spend less than 1% of its 2000 capital expenditure budget in the Hugoton Embayment.

   Anadarko Basin. During 1999, the Company participated in the drilling of 14 wells in the Anadarko Basin with working interests ranging from 3% to 48%. Of the 14 gas wells drilled, 13 were completed as producers and one was unsuccessful. The Company remains active in the Mountain Front Springer play.

   At December 31, 1999, the Anadarko Basin represented 2% of the Company's estimated proved reserves, and 7% of the Company's total 1999 production. The Company intends to spend 1% of its 2000 capital expenditure budget for the drilling of five wells, leasehold acquisitions and seismic surveys.

   Arkoma Basin. During 1999, the Company participated in the drilling of two wells in the Arkoma Basin. One was completed as a gas well and one was unsuccessful.

   At December 31, 1999, the Arkoma Basin represented 2% of the Company's estimated proved reserves, and 4% of the Company's total 1999 production. The Company does not intend to spend any of its 2000 capital budget in the Arkoma Basin.

   Permian Basin. The Permian Basin, located in west Texas and southeast New Mexico, is primarily an oil province. At December 31, 1999, the Permian Basin represented 1% of the Company's estimated proved reserves, and 3% of the Company's total 1999 production. In two transactions that closed in February and March 2000, the Company sold all of its Permian Basin properties for a total of $16.3 million.

Gulf of Mexico Region

   During 1999, the Company did not participate in the drilling of any wells. In April, the Company sold its interest in Ship Shoal Block 45 Field for $4.0 million. In October, the Company entered into an agreement with HTK Consultants to manage its Gulf of Mexico production, which is currently at 22 MMcfed net to the Company's interests. In November 1999, Barrett sold its undeveloped lease inventory, which consisted of 30 blocks and 81,800 net acres, for $7.0 million. The Company has identified three low risk projects for possible drilling in 2000 and will participate in the sidetracking or re-completion of eight wells.

   At December 31, 1999, the Gulf of Mexico represented 2% of the Company's estimated proved reserves, and 10% of the Company's total 1999 production. The Company intends to spend 1% of its 2000 capital budget in the Gulf of Mexico.

International Operations

   In January 1997, the Company entered into an agreement with industry partners that provided the Company with a 45% working interest in Block 67, covering two million gross acres in the Maranon Basin of northeastern Peru. In March 1998, the Company acquired an additional working interest totaling 25%. During 1998, the Company drilled and temporarily abandoned three exploratory wells, each of which resulted in a significant oil discovery in Cretaceous and basal Tertiary Sandstone reservoirs. The Dorado 67-35-1X encountered 71 feet of net pay containing 14-16 degree API oil; the Pirana 67-42-1X encountered 84 feet of net pay containing 12-21 degree API oil; the Paiche 67-20-1X encountered 179 feet of net pay containing 12-13 degree API oil and inflammable gas. Analysis of drillstem tests through production casing indicates that each of these wells are capable of production rates of 1,000 to 5,000 barrels of oil per day on pump. The Company has completed a feasibility study identifying potential pipeline routes, upgrading processes, and development plans needed to initiate production from Block 67, and is currently seeking an industry partner with heavy oil expertise to assist in carrying the project forward through continued seismic acquisition and exploratory/exploitation drilling. In May, 1999, as required under the license agreement, Barrett relinquished 30% of the acreage within Block 67, reducing the acreage within Block 67 to 1.4 million acres. The area relinquished was considered non-prospective. Current oil prices make it economic to further pursue exploration and development of Block 67. All contractual work obligations associated with the Block 67 license have been satisfied through June 2000. During May 2000, Barrett must commit to the drilling of a fourth exploratory well or relinquish that portion of Block 67 outside of the three fields discovered to date.

   During September 1999, the Company entered into a contract to acquire Block 39, a new license area covering approximately 1.0 million acres, located immediately to the south and east of Block 67. During the first year of the contract, Barrett is obligated to reprocess 1200 kilometers of existing 2-D seismic data. By August 2001, the Company must commit to the acquisition of an additional 350 kilometers of 2-D seismic or relinquish Block 39. The Company is offering this acreage to a potential partner as part of its sell-down efforts in Block 67.

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

   A "development well" is a well drilled as an additional well to the same horizon or horizons as other producing wells on a prospect, or a well drilled on a spacing unit adjacent to a spacing unit with an existing well capable of commercial production and which is intended to extend the proven limits of a prospect. An "exploratory well" is a well drilled to find commercially productive hydrocarbons in an unproved area, or to significantly extend a known prospect.

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

Production

   The table below sets forth information with respect to the Company's net interests in producing natural gas and oil properties for each of its last three years, respectively:

                                                Natural Gas and Oil Production
                                               --------------------------------
                                                   Year Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Quantities Produced and Sold
  Natural gas (Bcf)...........................       95.0       94.9       76.6
  Oil and condensate (MMBbls).................        1.4        2.0        2.2
Average Sales Price
  Natural gas ($/Mcf)......................... $     1.99 $     1.92 $     2.18
  Oil and condensate ($/Bbl).................. $    12.71 $    11.42 $    17.69
Average Production Costs ($/Mcfe)............. $     0.60 $     0.55 $     0.64

Productive Wells

   The productive wells in which the Company owned a working interest as of December 31, 1999 are described in the following table:

                                                         Productive Wells(1)
                                                     ---------------------------
                                                       Gas Wells     Oil Wells
                                                     -------------- ------------
                                                     Gross   Net    Gross  Net
                                                     ----- -------- ----- ------
Rocky Mountain Region
  Wind River........................................    36    29.24   22    5.56
  Piceance..........................................   455   393.96    0    0.00
  Niobrara..........................................   138    95.62    0    0.00
  Powder River-Oil..................................    19     2.00  260   69.00
  Powder River-CBM..................................   703   338.00    0    0.00
  Green River.......................................    17    10.64    0    0.00
  Uinta.............................................     0     0.00   37   35.75
Mid-Continent Region
  Arkoma............................................   145    31.92    0    0.00
  Anadarko..........................................   177    39.68   15    1.95
  Hugoton Embayment.................................   397   343.20    0    0.00
  Permian (2).......................................    13     9.24   88   75.41
Gulf of Mexico Region...............................    35    11.37    5    0.51
Other...............................................    12     9.00   26    0.22
                                                     ----- --------  ---  ------
    Total........................................... 2,147 1,313.87  453  188.40
                                                     ===== ========  ===  ======

--------
(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.
(2) The Permian Basin properties were divested in two transactions completed in February and March 2000 for a total sale price of $16.3 million.

Drilling Activity

   The following table summarizes the Company's natural gas and oil drilling activities, all of which were located in the United States, with the exception of 3 gross (2.1 net) exploratory wells drilled in the Republic of Peru during 1998:

                                                      Wells Drilled
                                          --------------------------------------
                                                 Year Ended December 31,
                                          --------------------------------------
                                              1999         1998         1997
                                          ------------ ------------ ------------
                                          Gross  Net   Gross  Net   Gross  Net
                                          ----- ------ ----- ------ ----- ------
Development
  Natural gas............................  660  351.15  372  191.49  224  117.76
  Oil....................................    0    0.00    8     .14   37   25.04
  Non-productive.........................    7    4.26   17    8.58   20   11.28
                                           ---  ------  ---  ------  ---  ------
    Total................................  667  355.41  397   200.1  281  154.08
                                           ===  ======  ===  ======  ===  ======
Exploratory
  Natural gas............................   11    8.94   13    8.52    9    4.19
  Oil....................................    0    0.00    8    3.78    1    0.33
  Non-productive.........................    2    0.63    6     3.6    8    5.09
                                           ---  ------  ---  ------  ---  ------
    Total................................   13    9.57   27    15.9   18    9.61
                                           ===  ======  ===  ======  ===  ======

   In addition, the Company was participating in 13 gross (7.91 net) wells, which were in the process of being drilled, at December 31, 1999.

Reserves

   The table below sets forth the Company's estimated quantities of historical proved reserves, all of which were located in the United States, and the present values attributable to those reserves. These estimates were prepared by the Company. Approximately 85% of the Company's reserve information as of December 31, 1999, and all of the Company's reserve information as of December 31, 1998, and December 31, 1997, were reviewed by independent reservoir engineers. Ryder Scott, an independent reservoir engineer, reviewed the Company's Hugoton Embayment, Wind River Basin and Piceance Basin year-end 1999 reserve information and all but the Company's coal bed methane reserves in Wyoming for year-end 1998 and all of the Company's reserves for year-end 1997. The Powder River Basin coal bed methane reserves were reviewed by Netherland, Sewell & Associates, Inc., an independent reservoir engineer, as of December 31, 1999 and 1998. The total proved net reserves estimated by the Company as of December 31, 1999, 1998 and 1997 were within 10% of those reviewed and estimated by the engineers; however, on a well by well basis, differences of greater than 10% may exist.

                                                            Estimated Proved
                                                                Reserves
                                                          ---------------------
                                                              December 31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------- ------ ------
                                                          (dollars in millions,
                                                           except sales price
                                                                  data)
Estimated Proved Reserves
  Natural gas (Bcf)...................................... 1,075.9  912.4  851.2
  Oil and condensate (MMBbls)............................     9.7    9.7   18.7
    Total (Bcfe)......................................... 1,133.8  970.3  963.2
Proved developed reserves (Bcfe).........................   698.1  580.4  618.3
Natural gas price as of December 31 ($/Mcf).............. $  2.06 $ 2.01 $ 2.19
Oil price as of December 31 ($/Bbl)...................... $ 22.01 $19.35 $15.52
Present value of estimated future net revenues
  before future income taxes discounted at 10%(1)........ $ 815.0 $627.8 $745.0
Standardized measure of discounted net cash flows(2)..... $ 661.3 $530.6 $564.1

--------
(1) The present value of estimated future net revenues on a non-escalated basis is based on weighted average prices realized by the Company of $2.06 per Mcf of natural gas and $22.01 per Bbl of oil at December 31, 1999, and $2.01 per Mcf of natural gas and $9.35 per Bbl of oil at December 31, 1998 and $2.19 per Mcf of natural gas and $15.52 per Bbl of oil at December 31, 1997.
(2) The standardized measure of discounted net cash flows prepared by the Company represents the present value of estimated future net revenues after income taxes discounted at 10%.

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

   Reference should be made to "Supplemental Oil and Gas Information" on pages F-21 through F-23 following the Consolidated Financial Statements included in this document for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years. During the past year, the only report concerning the Company's estimated proved reserves that was filed with a U.S. federal agency other than the Commission is the Annual Survey of Domestic Oil and Gas Reserves and was filed with the Energy Information Administration ("EIA") as required by law. Only minor differences of less than 5% in reserve estimates, which were due to small variances in actual production versus year end estimates, have occurred in certain classifications reported in this document as compared to those in the EIA report.

Developed and Undeveloped Acreage

   The gross and net acres of developed and undeveloped natural gas and oil leases held by the Company as of December 31, 1999 are summarized in the following table. "Undeveloped Acreage" includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                                Developed    Undeveloped Acreage
                                                 Acreage             (1)
                                             --------------- -------------------
                                              Gross    Net     Gross      Net
                                             ------- ------- --------- ---------
Rocky Mountain Region
  Wind River................................  15,693  10,164   108,332    26,013
  Piceance..................................  57,151  51,325   104,779    74,882
  Powder River.............................. 184,332  79,586   849,302   391,739
  Green River...............................  15,915   5,880    21,762    15,400
  Uinta.....................................   4,222   3,681    53,085    52,007
Mid-Continent Region
  Arkoma....................................  44,198  33,118    14,123     7,370
  Anadarko.................................. 123,199  53,431    79,810    39,795
  Hugoton Embayment.........................  89,399  86,013       160       160
  Permian (2)...............................  14,469   9,389     1,970       927
Gulf of Mexico Region....................... 147,261  53,338       246       154
International...............................       0       0 2,428,000 2,003,800
Other.......................................  34,033  27,180    69,187    48,204
                                             ------- ------- --------- ---------
    Total................................... 729,872 413,105 3,730,756 2,660,451
                                             ======= ======= ========= =========

--------
(1) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 3,730,756 gross and 2,660,451 net undeveloped acres, 262,575 gross and 113,495 net acres are held by production from other leasehold acreage.
(2) The Permian Basin properties were divested in two transactions completed in February and March 2000 for a total sale price of $16.3 million.

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

                                                               Acres Expiring
                                                             -------------------
                                                               Gross      Net
                                                             --------- ---------
Twelve Months Ending:
  December 31, 2000.........................................   158,570    78,587
  December 31, 2001.........................................    72,600    44,041
  December 31, 2002......................................... 1,841,629 1,380,408
  December 31, 2003 and later............................... 1,353,036 1,053,347

Overriding Royalty Interests

   The Company owns overriding royalty interests covering in excess of 175,342 gross acres. The majority of these overriding royalty interests are within a range of approximately .25 to 5.0 percent.

Natural Gas and Oil Marketing and Trading

   The Company markets all of its own natural gas and oil production from wells that it operates. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company.

   Natural Gas. The Company has entered into a number of gas sales agreements on behalf of itself and its industry partners with respect to the sale of natural gas from its properties in each of the Company's basins. These contracts vary with respect to their specific provisions, including price, quantity, and length of contract. As of December 31, 1999, less than 4% of the Company's production was committed to natural gas sales contracts that had fixed prices or price ceilings. With the exception of two contracts covering approximately 11,000 MMcfd of natural gas production from the Piceance Basin through 2011, none of the contracts provides for fixed prices or price ceilings. The Company believes that it has sufficient production from its properties to meet the Company's delivery obligations under its existing natural gas sales contracts.

   The Company has entered into a series of firm transportation and storage agreements with various Rocky Mountain pipeline companies. At January 1, 2000, these transportation arrangements had terms ranging from one month to ten years. These transportation agreements provide the Company the opportunity to transport a portion of its Rocky Mountain natural gas production into the Mid-Continent area. These agreements, in total, provide transportation of approximately 210 MMcfd. The primary purpose of this transportation is to move Company production. The Company's trading group subscribes to roughly 50% of this capacity. As Company production increases, trading capacity can be utilized to move Company production.

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

   As of December 31, 1999, the Company had entered into financial transactions to hedge approximately 55 MMcfd of natural gas production on a short term for the period from February 2000 through March 2000. In an effort to eliminate price volatility from its Piceance Basin development program, the Company entered into a series of hedges throughout 1997 to hedge an aggregate of 123.5 Bcf of natural gas production from the Rocky Mountain Region for the five-year period from March 1998 through February 2003. At year-end 1999, 69.1 Bcf of these hedges remained in place.

   For the year ended December 31, 1999, revenues from trading activities, which includes the cost of natural gas purchased or sold for trading purposes, were $792.0 million, which constituted 79% of the Company's consolidated revenues and generated a gross margin of $18.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Oil and Condensate. Oil, including condensate production, is generally sold from the leases at posted field prices, plus negotiated bonuses. Marketing arrangements are made locally with various petroleum companies. The Company sells its own oil production to numerous customers. No single customer's total oil purchases represented more than 10% of total Company revenues in 1999. Oil revenues totaled $18.2 million for the year ended December 31, 1999 and represented 2% of the Company's total revenues for that period. The Company does not engage in oil trading activities.

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

Disclosure Regarding Forward-Looking Statements

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation statements under "Items 1 and 2. Business and Properties-- Core Areas of Activity", "--Reserves", "--Natural Gas and Oil Marketing and Trading", and "--Government Regulation of the Oil and Gas Industry", "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report on Form 10-K and in the "Risk Factors" section of the Company's Preliminary Prospectus dated August 24, 1999 included in the Company's Registration Statement on Form S-3 (File Number 333-85809). All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report on Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Item 3. Legal Proceedings

Plains Petroleum Company Tax Case

   On July 23, 1999, Plains received a favorable ruling on all contested issues in a case filed in United States Tax Court arising from the Internal Revenue Service examination of Plains' 1991, 1992 and 1993 income tax returns.

   The IRS also examined the federal tax returns of the Company for the periods ended July 1995, December 1995 and December 1996. Pursuant to a January 18, 2000 settlement agreement, the Company paid $77,259 to resolve this matter.

Kansas Ad Valorem Tax Refund

   Pursuant to an August 1996 decision of the United States Court of Appeals for the District of Columbia Circuit and subsequent orders of the FERC, natural gas producers who received reimbursement for Kansas ad valorem taxes paid in the mid-1980's on top of the then maximum lawful price for natural gas have been ordered to refund these tax reimbursements plus interest. In 1998, in compliance with these decisions, Plains refunded a total of $4.25 million. This amount reflects the entire refund obligation (principal and interest) that has been billed to Plains' working interest. In addition, in 1998 Plains placed in escrow $1.21 million. This escrowed amount represents the refund amount attributable to Plains' royalty interest owners. On July 28, 1999, Plains filed a class action lawsuit in Kansas state court to recover from its royalty owners the amount placed in escrow. Only to the extent Plains is unsuccessful in this litigation or is unable to obtain FERC relief for the royalty-related refunds not so recovered in the litigation will Plains have any financial obligation for any part of this royalty owner refund obligation.

Other Legal Proceedings

   At December 31, 1999, the Company was a party to certain other legal proceedings, which have arisen in the ordinary course of business. Based on the facts currently available, in management's opinion, the liability, individually or in the aggregate, if any, to the Company resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

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

                                                                   Quarter Ended
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
   March 31, 1998................................................. $34.94 $24.06
   June 30, 1998.................................................. $39.37 $31.06
   September 30, 1998............................................. $38.00 $18.87
   December 31, 1998.............................................. $28.94 $16.69
   March 31, 1999................................................. $28.00 $15.44
   June 30, 1999.................................................. $39.81 $24.31
   September 30, 1999............................................. $41.25 $32.25
   December 31, 1999.............................................. $37.31 $23.06

   On March 15, 2000, the closing price for the Company's common stock was $24.00 per share.

   (b) Holders. The number of record holders of the Company's common stock as of March 15, 2000 was 3,307.

   (c) Dividends. The Company has not paid any cash dividends since its inception. The Company's credit agreement restricts payment of dividends to amounts that are less than 50 percent of net income. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

   The following table sets forth certain selected financial data of the Company for each of the last five years ended December 31:

                                          Year Ended December 31,
                               -----------------------------------------------
                                  1999      1998      1997     1996     1995
                               ---------- --------  -------- -------- --------
                                   (in thousands, except per share data)
Revenues.....................  $1,004,781 $625,399  $382,600 $202,572 $128,016
Net income (loss)............      20,828  (93,743)   29,261   29,526   (2,240)
Net income (loss) per share..        0.64    (2.95)     0.92     1.02    (0.09)
Total assets at the end of
 each period.................     884,301  838,879   872,701  576,945  340,412
Long-term debt at the end of
 each period.................     355,250  334,067   266,437   70,000   89,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data", and "Items 1 and 2. Business and Properties--Disclosure Regarding Forward-Looking Statements" of this Form 10-K.

Liquidity and Capital Resources

   At December 31, 1999, the Company had cash and cash equivalents of $20.6 million, working capital of $14.8 million, property and equipment of $726.5 million and total assets of $884.3 million. Compared to December 31, 1998, cash and cash equivalents increased $6.3 million, working capital increased $19.9 million, net property and equipment increased $44.3 million, and total assets increased $45.4 million.

   During 1999, the Company generated operating cash flow of $122.2 million before working capital changes compared with $119.3 million in 1998. After working capital changes, cash flow provided by operations was $112.2 million, a decrease of $4.7 million from 1998.

   As of December 31, 1999 and 1998, respectively, the outstanding balance under the Company's bank credit facility was $200 million and $175 million. The Company's debt has increased primarily because of capital requirements related to its exploration, development and acquisition activities. The Company's bank credit facility is an unsecured $250 million facility with a consortium of six banks. As of December 31, 1999, the Company's borrowing base was $236 million. On January 7, 2000, in conjunction with the funding of an acquisition of certain oil and gas property interests located in northwestern Colorado on the same date, the borrowing base was increased to $250 million and the outstanding balance increased to $225 million. The amount of the borrowing base under the bank credit facility is determined by the lenders with reference to the Company's proved reserves and the Company's projected cash requirements. The lenders are currently reviewing the December 31, 1999 reserve report together with changes in reserves resulting from acquisitions and divestitures of property interests subsequent to December 31, 1999 to determine current collateral. At the conclusion of this review, the borrowing base could change. At the time of borrowing funds under the bank credit facility, interest begins to accrue on those funds, at the Company's election, at either the London Interbank Eurodollar Rate (LIBOR) plus a spread ranging from 0.185 percent to 0.625 percent (depending on the Company's senior debt rating and the ratio of the Company's outstanding indebtedness to its earnings before interest, taxes and depreciation, depletion and amortization) or at the United States prime rate of interest. The Company is required to pay interest on a quarterly basis until the entire outstanding balance matures on September 30, 2002.

 Capital Expenditures

   During 1999 the Company invested $136.2 million, net of divestitures, in oil and gas properties and other equipment, including acquisitions and exploration and development programs. The 1999 acquisition program consisted principally of purchasing additional producing property interests in the Piceance Basin and acquiring leases in the Powder River Basin Coal Bed Methane project. Exploration and development programs were concentrated in the Anadarko, Piceance, Powder River (Coal Bed Methane project) and Wind River Basins.

   As part of the Company's 1999 and 2000 capital expenditures programs, the Company acquired additional working interests in the Piceance Basin gas properties located in northwestern Colorado and all of the outstanding joint venture interest in a related gas gathering system, processing plant and pipeline from several industry partners for a total purchase price of approximately $83 million. Approximately $47.3 million of the total purchase price was included in the 1999 capital expenditures program. The balance of $35.7 million is included in the 2000 program.

   The Company expects its capital expenditures for 2000 to be approximately $145 million. The Company plans to continue capital expenditure programs designed to develop proved undeveloped reserves on existing properties. The Company's 2000 exploration and development program will be focused in the Rocky Mountain Region. The Company's exploration and development programs are discussed in "Business and Properties" under Items 1 and 2 of this Form 10-K.

 Reserves and Pricing

   Proved reserves at year-end 1999 were 1,133.8 billion cubic feet of natural gas equivalents (Bcfe), approximately a 17 percent increase over the Company's December 31, 1998 proved reserves. Approximately 52 percent of the reserve additions were provided by property acquisitions, 44 percent of the reserve additions were generated through exploration and development projects, and 4 percent of the reserve additions were generated through upward revisions of previous estimates. Proved reserves were reduced by production of approximately 103.5 Bcfe and sales of properties with reserves of 39.8 Bcfe. During 1999, as a result of its drilling and acquisition activities net of sales and revisions, the Company's reserve replacement was 258 percent of total production.

   As of year-end 1999, the standardized measure of discounted future net cash flows increased $130.7 million, or 25 percent, from 1998 primarily due to reserve revisions, increases in oil and gas prices and reserve quantity additions. Reserve extensions and discoveries and purchases of proved reserves, net of sales, added $76.5 and $117.7 million, respectively, to the standardized measure. The changes in year-end sales prices and production costs from 1998 to 1999 increased the standardized measure of discounted future net cash flows by $45.5 million. Reserves produced during the year reduced the standardized measure by $157.8 million. The Company's standardized measure of discounted future net cash flows is sensitive to gas prices in the current volatile commodities market.

   Oil and natural gas prices fluctuate throughout the year. As of December 31, 1999, the Company was receiving weighted average prices of $22.01 per barrel of oil and $2.06 per Mcf of gas. A decline in prices would have a material effect on the discounted future net cash flows which, in turn, could impact the "ceiling test" for the Company's oil and gas properties accounted for under the full cost method in subsequent periods.

   From time to time the Company uses swaps to hedge the sales price of its natural gas and oil. The intent of hedging activities is to reduce the volatility associated with the sales prices of the Company's natural gas and oil production. Although hedging transactions associated with the Company's production reduce the Company's exposure to declines in production revenue as a result of unfavorable price changes, these transactions also limit the Company's ability to benefit from favorable price changes. As of December 31, 1999, the Company held positions to hedge 69.1 Bcf of the Company's future natural gas production at varying volumes per month through February 2003. The Company currently has no derivatives in place for its oil production.

   As part of the Company's trading activities, it enters into a variety of contracts to purchase and sell natural gas and oil at both fixed prices and at index based prices. In addition, the Company enters into financial instruments that seek to reduce sensitivity to price movements or to create guaranteed margins on certain delivery and purchase commitments. As of December 31, 1999, the absolute notional contract quantity of natural gas commodity derivatives held for trading purposes was 1,279.8 Bcf including financial purchases, sales and basis positions.

   The Company's drilling and acquisition activities have increased its reserve base and its productive capacity and, therefore, its potential cash flow. Lower gas prices may adversely affect cash flow. Due to current higher than expected market prices for natural gas and the Company's derivative positions for its natural gas production (see Item 7A. Quantitative and Qualitative Disclosures About Risk, Commodity Price Risk), the derivative counterparties have required margin call deposits which may adversely affect available cash flow. If natural gas prices decline, such margin call deposits will be refunded to the Company. The Company intends to continue to acquire and develop oil and gas properties in its areas of activity as dictated by market conditions and financial ability. The Company retains flexibility to participate in oil and gas activities at a level that is supported by its cash flow and financial ability. Management believes that the Company's cash flows or available credit facilities are sufficient to fund its currently anticipated capital activities and operating requirements. Additional funding alternatives, including sales of non-core area properties, will be considered to secure other funds for capital development. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

 Year 2000

   The Company did not experience nor does it anticipate any difficulties or disruptions of its operations with its systems or with third parties relative to the year 2000 issues. The Company relied upon its internal staff to assess its Year 2000 readiness. Outside consultants were used for limited projects. Costs incurred through December 31, 1999 were minimal.

Results of Operations

 1999 vs. 1998

   In 1999, the Company earned net income of $20.8 million ($.64 per share), compared to a net loss of $93.7 million ($2.95 per share) in 1998. Excluding the effects of the oil and gas impairment and related income tax effect recognized in 1998, the Company's net income in 1998 after taxes would have been $11.7 million ($.36 per share).

   Revenues increased $379.4 million (61 percent) to $1,004.8 million in 1999. Operating expenses increased 25 percent to $971.4 million. In 1999, oil and gas production revenue increased one percent to $206.9 million and trading revenues increased 92 percent to $792 million. Lease operating expenses increased $3.5 million, and depreciation, depletion and amortization decreased $11.5 million.

   Production revenues increased $1.4 million to $206.9 million primarily due to a 3.5 percent increase in gas revenues. This increase in gas revenues is the result of a 3 percent increase in average gas prices from $1.92 in 1998 to $1.99 in 1999. Gas production remained unchanged at 94.9 Bcf in 1999. Oil production decreased 30% which was partially offset by an 11% increase in average oil prices from $11.42 per Bbl in 1998 to $12.71 per Bbl in 1999. Gas production accounted for 92 percent of total production on an energy equivalent basis. The Piceance, Wind River, Powder River--Coal Bed Methane and Hugoton Embayment Basin properties accounted for 22 percent, 20 percent, 14 percent, and 14 percent, respectively, of total gas production. The Powder River and Uinta Basin properties accounted for 39 percent and 21 percent, respectively, of total oil production.

   Lease operating expenses of $62.1 million averaged $.60 per Mcfe ($3.60 per BOE) compared to $.55 per Mcfe ($3.28 per BOE) in 1998. Depreciation, depletion and amortization decreased $11.5 million primarily due to a decrease in the depletion rate. During 1999, depletion and amortization on oil and gas production was provided for at an average rate of $.83 per Mcfe ($4.99 per BOE) compared to an average rate of $.91 per Mcfe ($5.49 per BOE) in 1998.

   The gross margin on trading activities increased $3.9 million to $18.8 million in 1999. Gas trading volumes increased 76 percent to 383.5 Bcf in 1999.

   The Company enters into hedging arrangements to reduce its exposure to price risks associated with commodities markets. Although hedging transactions associated with its production reduce the Company's exposure to losses as a result of unfavorable price changes, the transactions also limit the Company's ability to benefit from favorable price changes. During 1999, the Company hedged 37.2 Bcf (39 percent) of its gas production for a net cost of $8.3 million and 825 MBbls (58 percent) of its oil production for a net cost of $4.6 million.

   General and administrative expenses of $23.8 million reflect a 3 percent decrease compared to 1998. The 1999 amount is net of $5.1 million of operating fee recoveries compared to a $6.3 million recovery in 1998.

   Interest expense increased from $20.9 million in 1998 to $21.5 million in 1999 primarily as a result of the increase in long-term debt.

   Income tax expense increased by $68.3 million to $12.5 million as a result of the Company's net loss for 1998. The Company's effective financial statement tax rate in 1999 was 37.5%.

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

   Production revenues decreased $1.4 million to $205.5 million primarily due to a 41 percent decrease in oil revenues. This decrease in oil revenues is the result of a 35 percent decline in average oil price from $17.69 per Bbl in 1997 to $11.42 per Bbl in 1998 and a nine percent decrease in oil production. Gas production increased 24 percent from 76.6 Bcf in 1997 to 94.9 Bcf in 1998 which was partially offset by a 12 percent decline in average gas prices which dropped from $2.18 in 1997 to $1.92 in 1998. Gas production accounted for 89 percent of total production on an energy equivalent basis. The Wind River and Piceance Basin properties accounted for 24 percent and 21 percent, respectively, of total gas production. The Powder River and Uinta Basin properties accounted for 35 percent and 23 percent, respectively, of total oil production.

   Lease operating expenses of $58.6 million averaged $.55 per Mcfe ($3.28 per BOE) compared to $.64 per Mcfe ($3.86 per BOE) in 1997. Depreciation, depletion and amortization increased $29.7 million primarily due to production increases. During 1998, depletion and amortization on oil and gas production was provided for at an average rate of $.91 per Mcfe ($5.49 per BOE) compared to an average rate of $.77 per Mcfe ($4.60 per BOE) in 1997. As a result of the required full cost ceiling test, the Company recognized a pre-tax impairment of the net book value of its United States oil and gas properties of $129 million, and a pre-tax impairment of the Company's investment in its international oil and gas exploration project, located in the Republic of Peru, of $39 million. The impairment was caused principally by low year-end oil and gas prices.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

   Commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and oil. Such instruments may also limit the Company's gain from increases in the market price of natural gas and oil. Fluctuations or changes in the settlement values of commodity financial instruments are generally offset by similar changes in the realized price of natural gas and oil.

   The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the

Company's derivative financial instrument position on its natural gas production as of December 31, 1999. The Company does not have in place as of December 31, 1999 any hedging position for its future oil production. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or (pay) to settle the contracts as of December 31, 1999. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

     For the year         Bcf            Price Range Per MMBru             Fair Value
     -------------        ----           ---------------------           --------------
         2000             23.0               $1.71 - $2.83               $(8.6) million
         2001             21.2               $1.71 - $1.79               $(9.0) million
         2002             22.9               $1.71 - $1.79               $(9.7) million
         2003              2.0               $1.71 - $1.79               $(2.0) million

   The Company also uses commodity derivative financial instruments and contracts for the purchase and sale of natural gas at both fixed and indexed based prices in its trading activities. The financial instruments seek to reduce sensitivity to price movements, to lock in margins on all of its fixed-price trading positions and to hedge the value of stored gas. The following table summarizes the Company's derivative positions on its natural gas trading activities as of December 31, 1999. The fair value of these instruments reflects the estimated amounts that the Company would receive or (pay) to settle the contracts as of December 31, 1999. Actual settlement of these instruments as they mature will differ from these estimates

     For the year          Bcf            Price Range Per MMBru            Fair Value
     -------------        -----           ---------------------           -------------
         2000             828.3               $1.60 - $3.24               $19.4 million
         2001             191.8               $1.86 - $3.10               $ 4.0 million
         2002             115.5               $2.00 - $3.10               $ 2.8 million
         2003              67.1               $2.38 - $2.47               $ 2.1 million
         2004              54.4               $2.38 - $2.47               $ 2.2 million
      Thereafter           22.7                   $2.47                   $ 2.0 million

Interest Rate Risk

   The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related changes in interest rates. The following table presents principal and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1999.

                                     Expected Maturity/Redemption
                                 ----------------------------------------
                                                                           Fair
                                 2000  2001   2002   2003 2004 Thereafter Value
                                 ----  ----  ------  ---- ---- ---------- ------
                                             Dollars in millions
Long-term debt:
  Fixed rate.................... $4.1  $3.4  $  1.8  --   --     $150.0   $153.9
  Average Interest Rate......... 7.72% 7.72%   7.72% --   --       7.55%     --
  Variable rate.................  --    --   $200.0  --   --        --    $200.0
  Average Interest Rate.........  --    --    6.501% --   --        --       --

Item 8. Financial Statements and Supplemental Data

   The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An index to these Consolidated Financial Statements and Schedules also is included in Item 14(a) of this Annual Report on Form 10-K.

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

                                   PART III

Item 10. Directors and Executive Officers of the Company

   The directors and executive officers of the Company, their respective ages and positions, and the year in which each director was first elected, are set forth in the following table. Additional information concerning each of these individuals follows the table:

                                                                              Director
                                     Age      Position With the Company        Since
                                     --- ------------------------------------ --------
William J. Barrett(1)(6)(8).........  71 Chairman of the Board, and a           1983
                                          Director

C. Robert Buford(1)(2)(3)(4)(5).....  66 Director                               1983

Derrill Cody(1)(2)(3)(4)(5).........  61 Director                               1995

Peter A. Dea........................  46 Vice-Chairman and Chief Executive      1999
                                          Officer, and a Director

James M. Fitzgibbons(3)(4)(5)(7)....  65 Director                               1987

William W. Grant, III(3)(4)(5)......  67 Director                               1995

J. Frank Keller(6)..................  56 Chief Financial Officer, Executive     1983
                                          Vice President, and a Director

A. Ralph Reed.......................  62 Chief Operating Officer, President     1990
                                          and a Director

James T. Rodgers(3)(4)(5)...........  65 Director                               1993

Philippe S.E. Schrei-                 59 Director                               1985
 ber(1)(2)(3)(4)(5).................

Joseph P. Barrett(8)................  46 Senior Vice President--Land             --

Bryan G. Hassler....................  41 Senior Vice President--Marketing        --

Robert W. Howard....................  45 Senior Vice President--Investor         --
                                          Relations, Corporate Development
                                          and Treasurer

Eugene A. Lang, Jr..................  46 Executive Vice President and General    --
                                          Counsel; and Secretary

Logan Magruder, III.................  43 Vice President--Operations              --

Steven G. Natali....................  45 Vice President--Exploration             --

--------
(1) Member of the Executive Committee of the Board of Directors. Mr. Barrett will retire on March 31, 2000.
(2) Member of the Board Planning and Nominating Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.
(4) Member of the Compensation Committee of the Board of Directors.
(5) Member of the Succession Planning Committee of the Board of Directors
(6) Mr. Keller and Mr. Barrett are brothers-in-law.
(7) Mr. Fitzgibbons served as a Director of the Company from July 1987 until October 1992. He was re-elected to the Board of Directors in January 1994.
(8) Joseph P. Barrett is the son of William J. Barrett.

   William J. Barrett stepped down as the Chief Executive Officer on November 18, 1999 in connection with the election of Mr. Dea as Chief Executive Officer. Mr. Barrett will retire on March 31, 2000. At that time he will also resign from the Board of Directors. Mr. Barrett had served as Chief Executive Officer of the Company since December 1983, except for the period from July 1, 1997 through March 23, 1998. He has served as Chairman of the Board since September 1994, and Mr. Barrett served as President from December 1983 through September 1994. From January 1979 to February 1982, Mr. Barrett was an independent oil and gas operator in the western United States in association with Aeon Energy, a partnership composed of four sole proprietorships. From 1971 to 1978, Mr. Barrett served as Vice President-- Exploration and a director of Rainbow Resources, Inc., a publicly held independent oil and gas exploration company that merged with a subsidiary of the Williams Companies in 1978. Mr. Barrett served as President, Exploration Manager and Director for B&C Exploration from 1969 until 1971 and was chief geologist for Wolf Exploration Company, now known as Inexco Oil Co., from 1967 to 1969. He was an exploration geologist with Pan-American Petroleum Corporation from 1963 to 1966 and worked as an exploration geologist, a petroleum geologist and a stratigrapher for El Paso Natural Gas Co. at various times from 1958 to 1963.

   C. Robert Buford has been a director of the Company since December 1983 and served as Chairman of the Board of Directors from December 1983 through March 1994. Mr. Buford has been President, Chairman of the Board and controlling shareholder of Zenith Drilling Corporation ("Zenith"), Wichita, Kansas, since February 1966. Zenith owns approximately 1.7 percent of the Company's common stock. Since 1993, Mr. Buford has served as a director of Encore Energy, Inc., a wholly-owned subsidiary of Zenith engaged in the marketing of natural gas. Mr. Buford is also a member of the Board of Directors of Intrust Financial Corporation, a bank holding company.

   Derrill Cody has been a director of the Company since July 1995. From May 1990 until July 1995, Mr. Cody served as a director of Plains Petroleum Company ("Plains"), which merged with a subsidiary of the Company on July 18, 1995. Since January 1990, Mr. Cody has been an attorney in private practice in Oklahoma City, Oklahoma. From 1986 to 1990, he was Executive Vice President of Texas Eastern Corporation, and from 1987 to 1990 he was the Chief Executive Officer of Texas Eastern Pipeline Company. He has been a director of the General Partner of TEPPCO Partners, L.P. since January 1990.

   Peter A. Dea was elected as Chief Executive Officer, Vice Chairman and a director in November 1999. (Effective April 1, 2000, Mr. Dea will become Chairman of the Board and Chief Executive Officer.) He previously served as Executive Vice President--Exploration from December 1998 until November 1999. He served as Senior Vice President--Exploration of the Company from June 1996 until December 1998. He held various exploration geologist positions with the Company from February 1994 through June 1996. Mr. Dea served as President of Nautilus Oil and Gas Company from 1992 through 1993. From 1982 until 1991, Mr. Dea served in various positions with Exxon Company USA.

   James M. Fitzgibbons has been a director of the Company since January 1994, and previously served as a director of the Company from July 1987 until October 1992. Since January 1998, Mr. Fitzgibbons has been the Chairman of the Board of Davidson Cotton Company. From October 1990 through December 1997, Mr. Fitzgibbons was Chairman and Chief Executive Officer of Fieldcrest Cannon, Inc. From January 1986 until October 1990, Mr. Fitzgibbons was President of Amoskeag Company. Prior to 1986, he was President of Howes Leather Company. Mr. Fitzgibbons is also a member of the Board of Directors of Lumber Mutual Insurance Company, and he is a Trustee of Dreyfus Laurel Funds, a series of mutual funds.

   William W. Grant, III has served as a director of the Company since July 1995. From May 1987 until July 1995, Mr. Grant served as a director of Plains. He was an advisory director of Colorado National Bank from 1993 through 1999. He was a director of Colorado National Bankshares, Inc. from 1982 to 1993 and the Chairman of the Board of Colorado National Bank of Denver from 1986 to 1993. He served as the Chairman of the Board of Colorado Capital Advisors from 1989 through 1994.

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

   Philippe S.E. Schreiber has been a director of the Company since November 1985. Mr. Schreiber is an independent lawyer and business consultant. From August 1985 through December 1998, he was a partner of, or of counsel to, the law firm of Walter, Conston, Alexander & Green, P.C. in New York, New York. From 1988 to mid-1992, he also was the Chairman of the Board and a principal shareholder of HSE, Inc., d/b/a Manhattan Kids Limited, a privately owned corporation. Mr. Schreiber has served as a director of the United States principal affiliate of The Mayflower Corporation plc. since 1999. Mr. Schreiber also serves as a director of other private companies.

   Joseph P. Barrett has been Senior Vice President--Land since March 1999. He had served as Vice President--Land from March 1995 through February 1999, and he has held various positions in the Company's Land Department since 1982.

   Bryan G. Hassler was elected Senior Vice President--Marketing in May 1999. He had been Vice-President--Marketing of the Company from December 1996 through May 1999. He joined the Company as Director of Marketing in August 1994. Prior to joining the Company, Mr. Hassler was Marketing Coordinator for Questar Corporation's Marketing Group and Mr. Hassler held various engineering positions with Questar Corporation's exploration and production and pipeline groups.

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

   Eugene A. Lang, Jr. has served as Executive Vice President--General Counsel of the Company since May 1999. Prior to that, he was Senior Vice President-- General Counsel of the Company from September 1995 to May 1999. In June 1997, Mr. Lang was also elected Secretary. Mr. Lang served as Senior Vice President, General Counsel and Secretary of Plains from May 1994 to July 1995, and from October 1990 to May 1994 he served as Vice President, General Counsel and Secretary of Plains. From September 1986 to September 1990 he was an associate with the Houston, Texas law firm of Vinson & Elkins. From 1984 to 1986, he was General Attorney and Assistant Secretary of KN. From 1978 to 1984, he was an attorney with KN.

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

   Steven G. Natali was elected the Company's Vice President--Exploration on December 16, 1999. He had served as the Company's Exploration Manager from March 1, 1999 to December 18, 1999. He served as the Company's Chief Geophysicist from January 1995 to March 1999. From March 1992 to December 1994 he served as a Geophysicist with Advance Geophysical in Denver, Colorado. From June 1980 to February 1992, Mr. Natali worked in the Denver office of Amoco Production Company as an exploration geophysicist.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1999, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements except as follows: A. Ralph Reed, President, Chief Operating Officer and a director, was late in filing two reports concerning two gifts of shares to charities and a bequest of Company common stock received by his spouse; Bryan G. Hassler, Senior Vice President--Marketing, was late in filing a report covering the exercise of a stock option; and C. Robert Buford, a director, was late in filing a report concerning the contribution of shares of the Company's common stock owned by Zenith Drilling Company to a limited partnership in exchange for interests in that limited partnership. In making these statements, the Company has relied upon the written representations of its directors and officers.

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth in summary form the compensation earned during each of the Company's last three completed years by the Chief Executive Officer and former Chief Executive Officer of the Company and by the four other most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 1999 (the "Named Executive Officers"). The figures in the following table are for fiscal years ended December 31, 1999, 1998, and 1997:

                          Summary Compensation Table

                                                               Long Term Compensation
                                                           -------------------------------
                                                                   Awards          Payouts
                                                    Other  ----------------------- -------
                                                   Annual  Restricted  Securities
                                                   Compen-   Stock     Underlying   LTIP    All Other
   Name and Principal     Fiscal  Salary   Bonus   sation   Award(s)  Options/SARs Payouts Compensation
        Position           Year    ($)     ($)(1)  ($)(2)    ($)(3)      (#)(4)    ($)(5)     ($)(6)
   ------------------     ------ -------- -------- ------- ---------- ------------ ------- ------------
William J. Barrett (7)..   1999  $350,016 $200,000   -0-      -0-       100,000      -0-     $623,100(7)
 Chairman of the Board     1998  $306,512      -0-   -0-      -0-       110,000      -0-     $  9,600
 and a director            1997  $215,000 $145,000   -0-      -0-        50,000      -0-     $  9,500

Peter A. Dea (8)........   1999  $218,752 $175,000   -0-      -0-       100,000      -0-     $  9,600
 Chief Executive Offi-
  cer,                     1998  $167,708      -0-   -0-      -0-       142,000      -0-     $  9,600
 Vice Chairman, and a      1997  $153,750 $ 35,000   -0-      -0-         7,500      -0-     $  8,838
 director                                            -0-      -0-                    -0-

A. Ralph Reed (9).......   1999  $285,000 $130,000   -0-      -0-        52,500      -0-     $  9,600
 President, Chief Oper-
  ating                    1998  $272,250      -0-   -0-      -0-        60,000      -0-     $  9,600
 Officer, and a director   1997  $217,500 $ 70,000   -0-      -0-           -0-      -0-     $  9,500

J. Frank Keller (10)....   1999  $180,000 $ 85,000   -0-      -0-        34,350      -0-     $  9,600
 Executive Vice Presi-
  dent,                    1998  $177,131      -0-   -0-      -0-        35,000      -0-     $  9,600
 Chief Financial Offi-
  cer,                     1997  $165,768 $ 90,000   -0-      -0-        26,700      -0-     $  9,500
 and a director

Bryan G. Hassler........   1999  $150,000 $208,507   -0-      -0-        15,000      -0-     $  8,625
 Senior Vice President--   1998  $143,950 $121,000   -0-      -0-        16,000      -0-     $  8,636
 Marketing                 1997  $135,000 $ 50,000   -0-      -0-           -0-      -0-     $  9,500

--------
(1) The dollar value of bonus (cash) earned during the year indicated. The cash bonuses earned for 1999 were determined by the Compensation Committee on February 25, 2000. See "Compensation Committee Report on Executive Compensation-Cash Bonus Awards".
(2) During the period covered by the Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(3) During the period covered by the Table, the Company did not make any award of restricted stock, including share units.
(4) The sum of the number of shares of common stock to be received upon the exercise of all stock options granted.
(5) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.
(6) Represents the Company's matching contribution under the Company's 401(k) Plan for each Named Executive Officer, except in the case of Mr. Barrett who received additional cash compensation described in Note (7) below.
(7) Mr. Barrett was elected as Chief Executive Officer on March 23, 1998, and served in that office until November 18, 1999. He will retire as Chairman of the Board and as a director on March 31, 2000. The amount shown under "All Other Compensation" for Mr. Barrett for 1999 includes $612,500 payable to Mr.

   Barrett upon his March 31, 2000 retirement for his contribution to the overall performance of the Company since returning from retirement in March 1998.
(8) Mr. Dea was elected as Chief Executive Officer, Vice Chairman and a director on November 18, 1999. Mr. Dea has been elected as Chairman of the Board beginning on April 1, 2000.
(9) Mr. Reed's membership on the Board will end on May 4, 2000.
(10) Mr. Keller's membership on the Board will end on May 4, 2000.

Option Grants in Last Fiscal Year

   No stock appreciation rights were granted to any executive officers or employees in the year ended December 31, 1999. The following table provides information on stock option grants in the year ended December 31, 1999 to the Named Executive Officers.

                       Option Grants In Last Fiscal Year

                                                                             Potential Realizable
                                                                               Value at Assumed
                          Number of    % of Total                            Annual Rates of Stock
                         Securities     Options                               Price Appreciation
                         Underlying    Granted to  Exercise                     for Option Term
                           Options    Employees in   Price                   ---------------------
     Name                Granted (#)  Fiscal Year  ($/Share) Expiration Date     5%        10%
     ----                -----------  ------------ --------- --------------- ---------- ----------
William J. Barrett......   100,000(1)    13.62%    $16.4375     3-31-2003    $2,498,250 $4,093,250
Peter A. Dea............   100,000(2)    13.62%    $31.6875    11-18-2006    $  973,250 $2,568,250
A. Ralph Reed...........    52,500(3)     7.15%    $16.4375     2-26-2006    $1,311,581 $2,148,956
J. Frank Keller.........    34,350(3)     4.68%    $16.4375     2-26-2006    $  858,148 $1,406,031
Bryan G. Hassler........    15,000(3)     2.04%    $16.4375     2-26-2006    $  374,737 $  613,987

--------
(1) These option shares become exercisable on March 31, 2000.
(2) One-fourth of these option shares become exercisable on each of November 18, 2000, November 18, 2001, November 18, 2002, and November 18, 2003.
(3) One-fourth of these option shares become exercisable on each of February 26, 2000, February 26, 2001, February 26, 2002, and February 26, 2003.

Aggregated Option Exercises And Fiscal Year-End Option Value Table

   The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 1999 by the Named Executive Officers and the year-end value of unexercised options held by these persons:

                          Aggregated Option Exercises
                    For Fiscal Year Ended December 31, 1999
                        And Year-End Option Values(/1/)

                                                      Number of
                                                Securities Underlying     Value of Unexercised
                                                 Unexercised Options      In-the-Money Options
                           Shares     Value     at Fiscal Year-End(4)   at Fiscal Year-End($)(5)
                         Acquired on Realized ------------------------- -------------------------
     Name                Exercise(2) ($) (3)  Exercisable Unexercisable Exercisable Unexercisable
     ----                ----------- -------- ----------- ------------- ----------- -------------
William J. Barrett......   28,400    $347,125   210,000      150,000     $681,875    $1,300,000
Peter A. Dea............   34,811    $285,979    46,782      217,282     $231,327    $  590,796
A. Ralph Reed...........   28,400    $408,250    52,500      100,000     $240,000    $  745,625
J. Frank Keller.........   55,000    $508,674    40,250       75,000     $116,212    $  476,850
Bryan G. Hassler........    8,969    $ 52,937    24,012       42,000     $ 22,705    $   18,984

--------
(1) No stock appreciation rights are held by any of the Named Executive
    Officers.
(2) The number of shares received upon exercise of options during the year ended December 31, 1999.

(3) With respect to options exercised during the Company's year ended December 31, 1999, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(4) The total number of unexercised options held as of December 31, 1999, separated between those options that were exercisable and those options that were not exercisable.
(5) For all unexercised options held as of December 31, 1999, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 1999. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $29.44 per share on December 31, 1999. On March 15, 2000, the closing sale price was $24.00 per share.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

   The Company has an employee retirement plan (the "401(k) Plan") that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees of the Company are entitled to contribute to the 401(k) Plan up to 15 percent of their respective salaries. In addition, the Company currently contributes on behalf of each participating employee 100 percent of that employee's contribution, up to a maximum contribution by the Company of six percent of that employee's gross salary for that pay period, with one-half of the matching contribution paid in cash and one-half paid in the Company's common stock. The Company's matching contribution is subject to a vesting schedule. Benefits payable to employees upon retirement are based on the contributions made by the employee under the 401(k) Plan, the Company's matching contributions, and the performance of the 401(k) Plan's investments. Therefore, the Company cannot estimate the annual benefits that will be payable to participants in the 401(k) Plan upon retirement at normal retirement age. Excluding the 401(k) Plan, the Company has no defined benefit or actuarial or pension plans or other retirement plans.

   Excluding the Company's stock option plans, the Company has no long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Compensation of Directors

   Standard Arrangements. Pursuant to the Company's standard arrangement for compensating directors, no compensation for serving as a director is paid to directors who also are employees of the Company, and those directors who are not also employees of the Company ("Outside Directors") receive an annual retainer of $20,000 paid in equal quarterly installments. In addition, for each Board of Directors or committee meeting attended, each Outside Director receives a $1,000 meeting attendance fee for each Board or Committee meeting attended. Each Outside Director also receives $300 for each telephone meeting lasting more than 15 minutes. The Chairmen of the Compensation and Audit Committees receive, however, a $1,500 meeting attendance fee for each committee meeting. Beginning on April 1, 2000, the meeting attendance fee will increase to $1,100, the Chairman's fees for Committee Meetings will increase to $1,600, and the fee for telephone meetings will increase to $500. All directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board and Committee meetings.

   For each Board of Directors or committee meeting attended, each Outside Director will have options to purchase 1,000 shares of common stock become exercisable. Although these options become exercisable only at the rate of 1,000 for each meeting attended, each director will be granted options to purchase 10,000 shares at the time the individual initially becomes a director. Any options that have not become exercisable at the time of termination of a director's service will expire at that time. At such time that the options to purchase all 10,000 shares have become exercisable, options to purchase an additional 10,000 shares will be granted to the director and will be subject to the same restrictions on exercise as the previously received options. The options are granted to the Outside Directors pursuant to the Company's Non-Discretionary Stock Option Plan, and the exercise price for those options is equal to the closing sales price for the Company's common stock on the date of grant. The options expire upon the later to occur of five years after the date of grant and two years after the date those options first became exercisable.

   Other Arrangements. During the year ended December 31, 1999, no compensation was paid to directors of the Company other than pursuant to the standard compensation arrangements described in the previous section.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

   The Company has entered into severance agreements with Messrs. Barrett, Reed, Keller, Dea and Hassler. Generally, the Agreements of Messrs. Reed, Keller, Dea and Hassler provide, among other things, that if, within three years after a Change-in-Control (as defined in the severance agreement) the employee's employment is terminated by the employee for "Good Reason" or by the Company other than for "Cause" (as such terms are defined in the severance agreement), the employee will be entitled to a lump sum cash payment equal to three times (two times in the case of Mr. Hassler) the employee's annual compensation (based on annual salary and past annual bonus) in addition to continuation of certain benefits for three years (two years in the case of Mr. Hassler) from the date of termination. Mr. Barrett's agreement, which expires on March 31, 2000, provides that, if his employment is terminated by him for Good Reason or by the Company other than for Cause prior to March 31, 2000, he will receive a lump sum cash amount equal to the compensation that would have been paid from his termination date through March 31, 2000, in addition to continued benefits through March 31, 2000.

   In addition, the Company's stock option plans and option agreements under the plans provide for the acceleration of option exercisability in the event of a change-in-control.

Compensation Committee Interlocks and Insider Participation

   During the year ended December 31, 1999, each of Messrs. Buford, Cody, Fitzgibbons, Grant, Rodgers and Schreiber served as members of the Compensation Committee of the Board of Directors. Mr. Schreiber served as the President of Excel Energy Corporation ("Excel") prior to the 1985 merger of Excel with and into the Company. No other person who served as a member of the Compensation Committee during the year ended December 31, 1999 was, during that year, an officer or employee of the Company or of any of its subsidiaries, or was formerly an officer of the Company or of any of its subsidiaries, except Mr. Buford who served as the Chairman of the Board from December 1983 through March 1984. However, Mr. Buford was never a salaried employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table summarizes certain information as of March 15, 2000 with respect to the ownership by each director, by each executive officer named in the "Executive Compensation" section above, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the common stock:

   Name of                           Amount/Nature
  Beneficial                         of Beneficial             Percent of Class
    Owner                              Ownership              Beneficially Owned
  ----------                         -------------            ------------------
William J. Barrett.................      595,199 (1)                  1.8%
C. Robert Buford...................      642,866 (2)                  2.0%
Derrill Cody.......................       31,560 (3)                    *
Peter A. Dea.......................       65,740 (3)                    *
James M. Fitzgibbons...............       28,500 (3)                    *
William W. Grant, III..............       39,250 (3)                    *
Bryan G. Hassler...................       34,741 (3)                    *
J. Frank Keller....................      139,197 (3)                    *
A. Ralph Reed......................      141,666 (4)                    *
James T. Rodgers...................       28,000 (3)                    *
Philippe S.E. Schreiber............       27,507 (3)                    *
All Directors and Executive
 Officers as a Group (16 Persons)..    1,998,036 (5)                  6.0%

Franklin Resources, Inc............    3,627,021 Shares(6)           11.1%
 777 Mariners Island
 San Mateo, CA 94403

State Farm Mutual Automobile
 Insurance Company and affiliates..    2,936,938 Shares(6)(7)        9.0%
 One State Farm Plaza
 Bloomington, IL 61710

--------
 * Less than 1% of the common stock outstanding.
(1) The number of shares indicated includes 90,412 shares owned by Mr. Barrett's wife, 230,000 shares owned by the Barrett Family L.L.L.P., a Colorado limited liability limited partnership for which Mr. Barrett and his wife are general partners and owners of an aggregate of 48.626622 percent of the partnership interests, and 360,000 shares underlying options that currently are exercisable or become exercisable within 60 days following March 15, 2000. Pursuant to Rule 16a-1(a)(4) under the Exchange Act, Mr. Barrett disclaims ownership of all but 111,841 shares held by the Barrett Family L.L.L.P., which constitutes Mr. and Mrs. Barrett's proportionate share of the shares held by the Barrett Family L.L.L.P.
(2) C. Robert Buford is considered a beneficial owner of the 548,210 shares of which Zenith is the record owner. Mr. Buford owns approximately 89 percent of the outstanding common stock of Zenith. The number of shares of the Company's stock indicated for Mr. Buford also includes 10,000 shares that are owned by Aguilla Corporation, which is owned by Mr. Buford's wife and adult children. Mr. Buford disclaims beneficial ownership of the shares held by Aguilla Corporation pursuant to Rule 16a-1(a)(4) under the Exchange Act. The number of shares indicated also includes 20,500 shares underlying stock options that currently are exercisable or that become exercisable within 60 days following March 15, 2000.
(3) The number of shares indicated consists of or includes the following number of shares underlying options that currently are exercisable or that become exercisable within 60 days following March 15, 2000 that are held by each of the following persons: Derrill Cody, 31,300; Peter A. Dea, 56,157; James M. Fitzgibbons, 16,500; William W. Grant, III, 26,900; Bryan
    G. Hassler, 31,512; J. Frank Keller, 67,812; James T. Rodgers, 18,000; and Philippe S.E. Schreiber, 20,500.
(4) The number of shares indicated includes 6,700 shares owned by Mary C. Reed, Mr. Reed's wife, and 88,125 shares underlying options that currently are exercisable or that become exercisable within 60 days following March 15, 2000.

(5) The number of shares indicated includes the shares owned by Zenith that are beneficially owned by Mr. Buford as described in note (2) and the aggregate of 737,306 shares underlying the options described in notes (1),
    (2), (3) and (4), an aggregate of 38,010 shares owned by six executive officers not named in the above table, and an aggregate of 185,800 shares underlying options that currently are exercisable or that are exercisable within 60 days following March 15, 2000 that are held by those six executive officers.
(6) Based on information included in a Schedule 13G filed with the Securities and Exchange Commission by the named stockholders.
(7) The number of shares indicated includes the shares owned by entities affiliated with State Farm Mutual Automobile Insurance Company ("SFMAI"). Those entities and SFMAI may be deemed to constitute a "group" with regard to the ownership of shares reported on a Schedule 13G.

Item 13. Certain Relationships and Related Transactions

   During 1999, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                    PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K

   (a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Report of Independent Public Accountants.............................. F-1
   Consolidated Balance Sheets at December 31, 1999 and 1998............. F-2
   Consolidated Statements of Income for each of the three years in the period ended
    December 31, 1999.................................................... F-3
   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999.......................... F-4
   Consolidated Statements of Cash Flows for each of the three years in the period ended
    December 31, 1999.................................................... F-5
   Notes to the Consolidated Financial Statements........................ F-6
   Supplemental Oil And Gas Information.................................. F-21

   All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

   (a)(3) Exhibits

   See "EXHIBIT INDEX" on page 34.

   (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                         BARRETT RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 1999

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

  3.2 Certificate of Amendment to Certificate of Incorporation of Barrett dated June 17, 1997 is Incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the Year ended December
         31, 1997.

  3.3 Bylaws of Barrett, as amended through February 25, 1999, is incorporated by reference from Exhibit 3.3 of Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998.

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

  4.1B   Amendment to Rights Agreement dated August 5, 1997 between Barrett and
         BankBoston, N.A. is incorporated by reference from Exhibit 4.1B of Registrant's Annual Report on Form 10-K for the year ended December
         31, 1998.

  4.2    Revised Form of Indenture between the Company and Bankers Trust
         Company, as trustee, with Respect to Senior Notes including specimen of 7.55% Senior Notes is incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-3 filed February 10, 1997 (File No. 333-19363).

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

 10.5    Registrant's 1997 Stock Option Plan is incorporated by reference from
         Exhibit 99.1 of the Registrant's Proxy Statement dated April 24, 1997.




 Exhibit                               Description
 -------                               -----------
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

 10.6D Amended and Restated Credit Agreement dated November 12, 1997 between and among Barrett, the Agent, the Banks, and The Chase Manhattan Bank as the "Competitive Bid Auction Agent" is Incorporated by reference from Exhibit 10.7D to Registrant's Annual Report on Form 10-K for the
         Year ended December 31, 1997.

 10.6E   First Amendment to Amended and Restated Credit Agreement dated
         December 19, 1997 between and among Barrett, the Agent, the Banks, and the Competitive Bid Auction Agent is incorporated by reference from
         Exhibit 10.7E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.7A   Severance Protection Agreement dated February 6, 1998 between
         Registrant and William J. Barrett is incorporated by reference from
         Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.7B   Amendment No. 1 to Severance Protection Agreement dated November 19,
         1998 between Registrant and William J. Barrett is incorporated by reference from Exhibit 10.8B of Registrant's Annual Report on Form 10-
         K for the year ended December 31, 1998.

 10.8A   Form of Severance Protection Agreement between Barrett and each of A.
         Ralph Reed, J. Frank Keller, Peter A. Dea and Bryan G. Hassler is incorporated by reference from Exhibit 10.9A to Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1997.

 10.8B   Schedule Identifying Material Differences Among Severance Protection
         Agreements between Barrett and each of A. Ralph Reed, J. Frank Keller,
         Peter A. Dea, and Bryan G. Hassler is incorporated by reference from
         Exhibit 10.9B of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

 10.8C   Amendment No. 1 dated November 18, 1999 to Severance Protection
         Agreement dated February 9, 1998 between Registrant and Peter A. Dea.

 21      List of Subsidiaries.

 23.1    Consent of Arthur Andersen LLP.

 23.2    Consent of Ryder Scott Company.

 23.3    Consent of Netherland, Sewell & Associates, Inc.

 27      Financial Data Schedule.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Barrett Resources Corporation

   We have audited the accompanying consolidated balance sheets of Barrett Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrett Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Denver, Colorado
March 1, 2000

                         BARRETT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                                 (in thousands)

                                                                1999     1998
                                                              -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 20,634 $ 14,339
  Receivables, net...........................................   99,906  127,798
  Inventory..................................................   22,934    8,968
  Other current assets.......................................   11,048    2,053
                                                              -------- --------
    Total current assets.....................................  154,522  153,158
Net property and equipment (full cost method)................  726,489  682,168
Other assets, net............................................    3,290    3,553
                                                              -------- --------
                                                              $884,301 $838,879
                                                              ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 94,293 $104,799
  Amounts payable to oil and gas property owners.............    5,879   16,020
  Production taxes payable...................................   22,981   20,400
  Accrued and other liabilities..............................   16,610   17,047
                                                              -------- --------
    Total current liabilities................................  139,763  158,266
Long term debt...............................................  355,250  334,067
Deferred income taxes........................................   25,640   13,294

Commitments and contingencies--Note 10

Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares autho-
   rized, none outstanding...................................      --       --
  Common stock, $.01 par value: 45,000,000 shares authorized,
   32,589,774 and 32,002,304 shares issued and outstanding,
   respectively..............................................      326      320
  Additional paid-in capital.................................  271,560  261,998
  Retained earnings..........................................   91,762   70,934
                                                              -------- --------
    Total stockholders' equity...............................  363,648  333,252
                                                              -------- --------
                                                              $884,301 $838,879
                                                              ======== ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                     1999      1998       1997
                                                   --------- ---------  --------
Revenues:
  Oil and gas production.......................... $ 206,916 $ 205,501  $206,907
  Trading revenues................................   792,016   412,982   171,140
  Interest income.................................       826       649     1,573
  Other income....................................     5,023     6,267     2,980
                                                   --------- ---------  --------
                                                   1,004,781   625,399   382,600
Operating expenses:
  Lease operating expenses........................    62,076    58,626    57,904
  Depreciation, depletion and amortization........    90,668   102,123    72,389
  Impairment......................................       --    168,304       --
  Cost of trading.................................   773,171   398,041   165,218
  General and administrative......................    23,849    24,546    24,890
  Interest expense................................    21,521    20,858    13,243
  Other expenses, net.............................       158     2,412     1,770
                                                   --------- ---------  --------
                                                     971,443   774,910   335,414
                                                   --------- ---------  --------
Income (loss) before income taxes.................    33,338  (149,511)   47,186
Provision (benefit) for income taxes..............    12,510   (55,768)   17,925
                                                   --------- ---------  --------
Net income (loss)................................. $  20,828 $ (93,743) $ 29,261
                                                   ========= =========  ========
Earnings (loss) per common share
  Basic........................................... $     .64 $   (2.95) $    .93
  Assuming dilution............................... $     .64 $   (2.95) $    .92



                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                     Additional                        Total
                              Common  Paid-In   Treasury Retained  Stockholders'
                              Stock   Capital    Stock   Earnings     Equity
                              ------ ---------- -------- --------  -------------
Balance, January 1, 1997....   $313   $241,991    $--    $135,416    $377,720
  Exercise of stock
   options..................      1      1,389    (207)       --        1,183
  Purchase of treasury
   stock....................    --         --       (2)       --           (2)
  Retirement of 5,684 shares
   of treasury stock........    --        (209)    209        --          --
  Fair value of put option
   issued in connection with
   property acquisitions....    --       4,219     --         --        4,219
  Net income for the year
   ended
   December 31, 1997........    --         --      --      29,261      29,261
                               ----   --------    ----   --------    --------
Balance, December 31, 1997..    314    247,390     --     164,677     412,381
  Exercise of stock
   options..................      3      5,728    (233)       --        5,498
  Retirement of 8,280 shares
   of treasury stock........    --        (233)    233        --          --
  Stock issued in connection
   with property
   acquisitions.............      3      9,113     --         --        9,116
  Net loss for the year
   ended December 31, 1998..    --         --      --     (93,743)    (93,743)
                               ----   --------    ----   --------    --------
Balance, December 31, 1998..    320    261,998     --      70,934     333,252
  Exercise of stock
   options..................      4     10,353    (789)       --        9,568
  Exercise of put option....      2         (2)    --         --          --
  Retirement of 28,217
   shares of treasury
   stock....................    --        (789)    789        --          --
  Net income for the year
   ended
   December 31, 1999........    --         --      --      20,828      20,828
                               ----   --------    ----   --------    --------
Balance, December 31, 1999..   $326   $271,560    $--    $ 91,762    $363,648
                               ====   ========    ====   ========    ========



                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                1999        1998       1997
                                              ---------  ----------  ---------
Cash flows from operations:
  Net income (loss).......................... $  20,828  $  (93,743) $  29,261
  Adjustments needed to reconcile to net cash
   flow provided by operations:
    Depreciation, depletion and amortization
     and impairment..........................    91,193     270,858     72,743
    Unrealized gain on trading...............    (1,379)        --         --
    Deferred income taxes....................    12,347     (55,683)    18,069
    Other....................................      (770)     (2,168)       --
                                              ---------  ----------  ---------
                                                122,219     119,264    120,073
Change in current assets and liabilities:
  Receivables................................    27,892     (24,864)   (29,889)
  Other current assets.......................   (20,591)     (6,383)    (1,697)
  Accounts payable...........................   (10,506)     42,929     20,253
  Amounts due oil and gas property owners....   (10,141)    (11,154)     8,678
  Production taxes payable...................     2,581       2,455      4,115
  Accrued and other liabilities..............       776      (5,277)    12,749
                                              ---------  ----------  ---------
Net cash flow provided by operations.........   112,230     116,970    134,282
                                              ---------  ----------  ---------
Cash flows from investing activities:
  Proceeds from sales of oil and gas
   properties................................   24, 685       6,393     14,233
  Acquisitions of property and equipment.....  (160,928)   (203,056)  (340,015)
                                              ---------  ----------  ---------
Net cash flow used in investing activities...  (136,243)  (196,663)   (325,782)
                                              ---------  ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....     9,568       5,498      1,183
  Purchase of treasury stock.................       --          --          (2)
  Proceeds from long-term borrowing..........   100,000     119,000    130,577
  Payments on long-term debt.................   (79,260)    (44,794)   (86,131)
  Proceeds from Senior Notes, net of offering
   costs.....................................       --          --     145,963
  Other......................................       --         (151)      (150)
                                              ---------  ----------  ---------
Net cash flow provided by financing
 activities..................................    30,308      79,553    191,440
                                              ---------  ----------  ---------
Increase (decrease) in cash and cash
 equivalents.................................     6,295        (140)       (60)
Cash and cash equivalents at beginning of
 year........................................    14,339      14,479     14,539
                                              ---------  ----------  ---------
Cash and cash equivalents at end of year..... $  20,634  $   14,339  $  14,479
                                              =========  ==========  =========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

   Barrett Resources Corporation (the "Company") is an independent natural gas and oil exploration and production company with producing properties located principally in the Rocky Mountain and Mid-Continent regions. The Company also operates gas gathering systems and related facilities in certain areas in which the Company owns production. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties. The Company also has exploration activities in the Republic of Peru.

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

 Reclassifications

   Certain reclassifications have been made to 1998 and 1997 amounts to conform to the 1999 presentation.

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

 Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, receivables and derivative instruments. The Company places its temporary cash investments with high credit quality financial institutions. The Company's receivables result from operation and trading activities and are primarily due from many customers including amounts due from oil and gas entities in the Rocky Mountain region and from industrial end-users and local distribution companies. The Company routinely assesses the financial strength of its customers. As a result, concentrations of credit risk are

                         BARRETT RESOURCES CORPORATION
limited. There are no significant concentrations of credit risk with any counterparties related to the Company's derivatives. The Company analyzes the financial condition of each counterparty prior to entering into a transaction, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. Based on these assessments, the Company may require a standby letter of credit or a financial guarantee. Traded futures and option contracts entered into with the New York Mercantile Exchange ("Exchange") are guaranteed by the Exchange and have nominal credit risk.

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

   Capitalized costs are accumulated on a country-by-country basis subject to a cost center ceiling and amortized using the units-of-production method. The Company presently has two cost centers: the United States and the Republic of Peru. Amortizable costs include estimated future development costs of proved reserves and estimated dismantlement costs, but exclude the costs of unevaluated oil and gas properties. Accumulated depreciation is written off as assets are retired. Depletion and amortization equaled approximately $.83, $.92 and $.77 per Mcfe ($4.99, $5.49 and $4.60 per BOE) during the years ended December 31, 1999, 1998 and 1997, respectively. Included in accumulated depletion, depreciation and amortization is the Company's accrual for future abandonment costs. Total abandonment costs of approximately $3.2 million are included in the depletable base. In 1998, the ceiling test limitation resulted in the Company recognizing a pre-tax impairment expense of $129 million and $39 million on its oil and gas properties located in the United States and Peru, respectively.

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

 Unamortized debt discount and expense

   Discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt are amortized on a straight-line basis over the terms of the respective issue.

                         BARRETT RESOURCES CORPORATION

 Amounts payable to oil and gas property owners

   Amounts payable to oil and gas property owners consist of cash calls from working interest owners to pay for development costs of properties being currently developed and production revenue that the Company, as operator, is collecting and distributing to revenue interest owners.

 Trading and hedging activities

   The Company's business activities include the buying and selling of natural gas. The Company currently recognizes revenue and costs on gas trading transactions at the point in time when gas is delivered to the purchaser. All trading revenues and expenses are presented on a gross basis in the accompanying financial statements.

   The Company uses both commodity futures contracts and price swaps to hedge the impact of price fluctuations on a portion of its production and trading activities. The Company enters into a hedging position for specific transactions that, in management's opinion, may expose the Company to an unacceptable market price risk. Price swaps or commodities transactions without corresponding scheduled physical transactions (scheduled physical transactions include committed trading activities or production from producing wells) do not qualify for hedge accounting and are recorded at fair value. As of December 31, 1999, the Company, utilizing appropriate mark to market criteria, has recorded an unrealized gain on these contracts of approximately $1.4 million. Gains and losses are recognized as fair values fluctuate from period to period as compared to cost.

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

 Earnings (loss) per share

   Earnings (loss) per share ("EPS") is based on the weighted-average number of common shares outstanding (referred to as basic earnings (loss) per share) and earnings per share giving effect to all dilutive potential common shares that were outstanding during the reporting period (referred to as diluted earnings (loss) per share or earnings (loss) per share-assuming dilution).

   The following data show the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                                        For the years ended
                                                            December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- --------  -------
                                                          (In thousands )
   Income (loss) available to common stockholders.... $20,828 $(93,743) $29,261
                                                      ======= ========  =======
   Weighted average number of common shares used in
    basic EPS........................................  32,307   31,756   31,367
   Effect of dilutive securities (see Note 7):
     Stock options...................................     395      --       466
     Written put option..............................      88      --       107
                                                      ------- --------  -------
   Weighted average number of common shares and
    dilutive potential common stock used in EPS--
    assuming dilution................................  32,790   31,756   31,940
                                                      ======= ========  =======

                         BARRETT RESOURCES CORPORATION

   On August 3, 1999, the holder of the written put option elected to exercise such option and, accordingly, the Company issued 150,000 shares of its common stock. In conjunction with the exercise of this option, the Company received the holder's one percent interest in a subsidiary of the Company.

   Dilutive securities were not included in computing diluted EPS for 1998 because their effects were antidilutive.

 Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement of Financial Accounting Standards No. 137, issued in 1999, delayed the adoption of SFAS 133. The adoption of SFAS 133 will be January 1, 2001 for the Company. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could substantially increase volatility in earnings and other comprehensive income.

2. ACQUISITIONS

   On December 16, 1999 and January 7, 2000, in separate transactions, the Company acquired additional working interests in the Piceance Basin gas properties in northwestern Colorado and all of the outstanding joint venture interest in a related gas gathering system, processing plant and pipeline from several industry partners for a total purchase price of approximately $83.0 million. The acquisitions (accounted for under the purchase method) were financed primarily with funds from the Company's Line of Credit. Approximately $47.3 million was funded in December 1999 and the balance of $35.7 million was funded in January 2000.

   The Company's 1999 Consolidated Statements of Income include only one month of operations for the property interest acquired in December 1999. The following unaudited pro forma consolidated results of operations assume the acquisitions occurred on January 1 of each year. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                            Year Ended December
                                                                    31,
                                                            -------------------
                                                               1999      1998
   (in thousands, except per share amounts)                 ---------- --------
                                                                (Unaudited)
   Total Revenues.......................................... $1,025,003 $648,010
   Net Income (Loss)....................................... $   22,592 $(93,324)
   Earnings (loss) per common share
     Basic................................................. $      .70 $  (2.94)
     Assuming dilution..................................... $      .69 $  (2.94)

   The pro forma amounts reflect the results of operations for the Company, the acquired working interests, and the following purchase accounting adjustments for the periods presented:

  .  Elimination of certain inter-company transactions.

                         BARRETT RESOURCES CORPORATION

  .  Depletion and Depreciation on the acquired interests.

  . Additional incremental interest expense on additional debt that would have been incurred to finance these acquisitions.

  .  Estimated income tax effect on the pro forma adjustments.

3. RECEIVABLES

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
   Oil and gas revenue and trading receivables............... $ 84,317 $108,969
   Joint interest billings...................................   10,625   16,074
   Other accounts receivable.................................    4,964    2,755
                                                              -------- --------
                                                              $ 99,906 $127,798
                                                              ======== ========

   The Company's accounts receivable are primarily due from oil and gas entities in the Rocky Mountain region and from industrial end-users and local distribution companies. Collection of joint interest billings is generally secured by future production. The Company performs periodic credit evaluations of customers purchasing production and purchased natural gas for which no collateral is required. Based upon these evaluations, the Company may require a standby letter of credit or a financial guarantee. Historically, the Company has not experienced significant losses related to these extensions of credit. As of December 31, 1999 and 1998, receivables are recorded net of allowance for doubtful accounts of $1,912,000 and $2,199,000, respectively.

4. INVENTORY

   Materials and supplies and natural gas inventory are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method.

                                                                   1999    1998
                                                                  ------- ------
                                                                  (in thousands)
   Natural Gas................................................... $19,907 $7,195
   Material and Supplies.........................................   3,027  1,773
                                                                  ------- ------
                                                                  $22,934 $8,968
                                                                  ======= ======

5. PROPERTY AND EQUIPMENT

                                                           1999        1998
                                                        ----------  ----------
                                                           (in thousands)
   Oil and gas properties, full cost method:
     Unevaluated costs, not being amortized...........  $   67,676  $   57,914
     Evaluated costs..................................   1,231,417   1,109,822
     Gas gathering systems............................      40,627      38,799
   Furniture, vehicles and equipment..................      12,375      11,120
                                                        ----------  ----------
                                                         1,352,095   1,217,655
   Less accumulated depreciation, depletion, amortiza-
    tion and impairment...............................    (625,606)   (535,487)
                                                        ----------  ----------
                                                         $ 726,489  $  682,168
                                                        ==========  ==========

                         BARRETT RESOURCES CORPORATION

6. UNEVALUATED OIL AND GAS PROPERTY COSTS

   Unevaluated oil and gas property costs associated with unevaluated properties and major development projects consist of the following:

                                                 Costs incurred during
                                         --------------------------------------
                                          1999    1998    1997   Prior   Total
                                         ------- ------- ------- ------ -------
                                                     (in thousands)
United States
  Acquisition costs..................... $12,696 $19,412 $17,757 $1,996 $51,861
  Exploration costs.....................  14,139     777     207      7  15,130
Peru--Acquisition costs ................     685     --      --     --      685
                                         ------- ------- ------- ------ -------
                                         $27,520 $20,189 $17,964 $2,003 $67,676
                                         ======= ======= ======= ====== =======

   The unevaluated costs were incurred for projects which are being explored. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within the next five years.

7. LONG-TERM DEBT

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
   Line of Credit............................................ $200,000 $175,000
   7.55% Senior Notes........................................  150,000  150,000
   Production Payments.......................................    9,369   14,399
                                                              -------- --------
   Total.....................................................  359,369  339,399
   Less: current portion, included in other liabilities......    4,119    5,332
                                                              -------- --------
   Long-term debt............................................ $355,250 $334,067
                                                              ======== ========

 Line of Credit

   The Company has a reserve-based line of credit with a group of banks which provides up to $250 million, maturing September 30, 2002. The amount actually available to the Company under the line at any given time is limited to the collateral value of proved reserves as determined by the lenders. Based on the lenders' determination of collateral value, as of December 31, 1999 (which was based on an unaudited June 30, 1999 reserve report, plus reserve additions from certain acquisitions made in December 1999), the Company's borrowing limit was $236 million. In conjunction with property acquisitions made in January 2000 (see Note 2), the borrowing limit was increased to $250 million. The lenders are currently reviewing the December 31, 1999 reserve report together with changes in reserves resulting from acquisitions and divestitures of property interests subsequent to December 31, 1999 to determine current collateral value. At the conclusion of this review, the borrowing base could change. The Company is required to pay only interest on funds borrowed during the revolving period. At its option, the Company has elected to use the London Interbank Eurodollar Rate (LIBOR) plus a spread ranging from .185 percent to
 .625 percent (depending on the Company's Senior Debt Rating and the ratio of the Company's outstanding indebtness to its earnings before interest, taxes and depreciation, depletion and amortization) for a substantial portion of the outstanding balance. As of December 31, 1999 the Company's outstanding balance under the line of credit was $200 million which was accruing interest at an average LIBOR based rate of 6.501 percent. As of January 7, 2000, in conjunction with the funding of an acquisition on the same date, the Company's outstanding balance of its line of credit increased to $225 million.The line of credit agreement provides for facility fees ranging between 9/100 of one percent and 37.5/100 of one percent of the lesser of the available commitment

                         BARRETT RESOURCES CORPORATION
and the borrowing base. The Credit Agreement restricts the payment of dividends, borrowings, sale of assets, loans to others, and investment and merger activity over certain limits without the prior consent of the bank and requires the Company to maintain certain net worth and debt to equity levels.

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

   The aggregate amount of long-term debt maturities, (including estimated operating cash flows from properties designated for production payments) for each of the five years after 1999 are: $4.1 million, $3.4 million, $201.9 million and $150 million for remaining years.

 Fair value of financial instruments

   The estimated fair values of the Company's financial instruments are:

                                                              Carrying   Fair
                                                               Amount   Value
                                                              -------- --------
                                                               (in thousands)
   1999
   Cash and cash equivalents................................. $ 20,634 $ 20,634
   Long-term debt (including current portion)................  359,369  353,926

   1998
   Cash and cash equivalents................................. $ 14,339 $ 14,339
   Long-term debt (including current portion)................  339,399  339,106

   The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

   The fair value of the Company's long-term debt is estimated based on current rates and re-pricing terms available to the Company for its Line of Credit and on quoted market prices for the 7.55% Senior Notes.

   Outstanding letters of credit totaled approximately $2.8 million at December 31, 1999. The letters of credit guarantee performance to third parties. The Company does not expect any losses due to non-performance and, therefore, believes that the fair value of these instruments is zero.

                         BARRETT RESOURCES CORPORATION

8. COMMON STOCK AND OPTIONS

 Common Stock

   In August 1999, the holder of a written put option, issued by the Company in April 1997 in conjunction with a property acquisition, elected to exercise such option. Pursuant to the terms of this option, the Company issued 150,000 shares of its common stock and, in return, received the holder's one percent interest in a subsidiary of the Company.

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

   During 1999, 1998 and 1997, the Company acquired treasury stock only as a result of stock option exercises or the buy back of shares, which were unsolicited from stockholders. Treasury stock acquired during any year was retired at the end of that year.

   The Company has a stockholders rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts.

 Stock Options

   The Company has three employee stock option plans, a 1994 Plan, a 1997 Plan and a 1999 Plan, under which the Company's common stock may be granted to officers and other employees of the Company and subsidiaries. The 1994 Plan as amended, the 1997 Plan and the 1999 Plan provide for the granting of options to purchase 1,000,000, 1,500,000 and 600,000 shares of the Company's common stock, respectively. In addition, the Company has a non-discretionary stock option plan, as amended, under which options for an aggregate of 300,000 shares of the Company's common stock may be granted to non-employee directors. Effective with the 1995 merger of the Company and Plains Petroleum Company ("Plains"), the Company assumed preexisting stock option plans of Plains and converted all options then outstanding into options to acquire shares of the Company's common stock. No further options will be granted under the Plains' plans.

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

                         BARRETT RESOURCES CORPORATION

   Changes in outstanding stock options under these plans are summarized as follows:

                                 1999                 1998                 1997
                          -------------------- -------------------- --------------------
                                     Weighted-            Weighted-            Weighted-
                          Number of   Average  Number of   Average  Number of   Average
                           Option    Exercise   Option    Exercise   Option    Exercise
                           Shares      Price    Shares      Price    Shares      Price
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  2,609,876   $28.63   2,088,208   $26.29   1,481,559   $22.50
Granted.................    763,945    21.85   1,253,307    30.10     787,250    33.18
Exercised...............   (465,687)   22.24    (344,139)   16.96     (83,851)   16.48
Forfeited...............   (197,310)   30.46    (387,500)   31.15     (96,750)   32.74
                          ---------   ------   ---------   ------   ---------   ------
Outstanding at end of
 year...................  2,710,824    27.68   2,609,876    28.63   2,088,208    26.29
                          =========   ======   =========   ======   =========   ======
Options exercisable at
 year-end...............    990,559              959,326              718,633
Weighted-average fair
 value of options
 granted during the
 year...................  $   11.39            $   17.27            $   20.69

   The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following weighted-average assumptions used:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Expected option life--years.............................  4.82   5.54   5.44
   Risk-free interest rate.................................  5.47%  5.19%  6.78%
   Dividend yield..........................................     0      0      0
   Volatility.............................................. 55.33% 56.87% 57.47%

   The following table summarizes information about stock options outstanding at December 31, 1999:

                               Stock Options Outstanding              Stock Options Exercisable
                     ---------------------------------------------- -----------------------------
                         Number     Weighted-Average   Weighted-        Number       Weighted-
      Range of       Outstanding at    Remaining        Average     Exercisable at    Average
   Exercise Prices      12/31/99    Contractual Life Exercise Price    12/31/99    Exercise Price
   ---------------   -------------- ---------------- -------------- -------------- --------------
   $12--20               527,953          5.9            $16.56         34,401         $17.98
    20--25               631,284          4.3             23.30        357,071          23.11
    25--30               122,690          3.9             28.35         59,940          28.38
    30--35             1,244,897          4.7             32.96        453,647          33.01
    35--40               123,500          4.4             36.59         45,125          37.09
    40--43                60,500          4.0             42.44         40,375          42.42
                       ---------          ---            ------        -------         ------
                       2,710,824          4.8            $27.68        990,559         $29.21
                       =========                                       =======         ======

                         BARRETT RESOURCES CORPORATION

   The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on fair value at grant dates since 1996, as presented by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below.

                                                         For the Year Ended
                                                            December 31,
                                                      --------------------------
                                                       1999     1998      1997
                                                      ------- ---------  -------
                                                           (in thousands)
   Net income (loss)
     As reported..................................... $20,828 $ (93,743) $29,261
     Pro forma....................................... $12,832 $(101,008) $22,301
   Net income (loss) per share
     As reported
       Basic......................................... $   .64 $   (2.95) $   .93
       Diluted....................................... $   .64 $   (2.95) $   .92
     Pro forma
       Basic......................................... $   .40 $   (3.18) $   .71
       Diluted....................................... $   .39 $   (3.18) $   .70

9. RETIREMENT BENEFITS

   The Company has a voluntary 401(k) employee savings plan. Under this plan, as amended, the Company matches 100% of each participating employee's contribution, up to a maximum of 6% of base salary, with one-half of the match paid in cash and one-half of the match paid in the Company's common stock. The employee's rights to the Company's matching contributions are subject to a vesting schedule. Company contributions were $607,000, $675,000 and $434,000 in 1999, 1998 and 1997, respectively.

   Pursuant to a 1995 merger agreement between Plains and the Company, Plains' employee benefit plans were terminated and plan assets were distributed to the participants. A final distribution for Plains' executive deferred compensation plan and directors' deferred plan was made to the participants by the trustee of the assets in January 1998.

10. DERIVATIVES

 Production Activities

   The Company uses swap agreements to reduce the effect of price and transportation cost volatility on a portion of its natural gas production. In a typical swap agreement, on a monthly basis for the term of the swap agreement, the Company receives or pays the difference between a fixed price per unit of production and a price based on an agreed-upon third party index. The Company reviews and monitors the credit standing of the counter party to each of its swap agreements and believes that the counter party will fully comply with its contractual obligations.

   As of December 31, 1999, the Company had in effect outstanding natural gas swaps associated with its Rocky Mountain natural gas production of 69.1 Bcf at varying volumes per month through February 2003. Fixed prices associated with these swaps range from $1.71 to $2.83 per MMBtu. As of December 31, 1999, the fair value of these contracts was a negative $29.3 million. The Company does not have any derivatives on its oil production as of December 31, 1999.

   Gains, losses and costs related to the derivatives qualifying as hedges are not recognized until the related gas or oil production has been produced or delivered or the financial instrument expires. These gains and losses

                         BARRETT RESOURCES CORPORATION
offset prices that have been received for natural gas and oil production. Net hedging gains and losses are included in oil and gas revenues. For the years ended December 31, 1999, 1998 and 1997, the Company's losses under its natural gas production swap agreements were $8.3 million, $0.7 million and $4.3 million, respectively. For 1999, the Company recognized hedging losses of approximately $4.6 million under its oil production swap agreements. The Company did not enter into hedging positions for its oil production in 1998 or 1997.

 Trading Activities

   As of December 31, 1999, the Company had entered into a variety of contracts to purchase and sell natural gas and oil at both fixed prices and at index based prices. The Company also enters into financial instruments that seek to reduce sensitivity to price movements or to create guaranteed margins on certain delivery and purchase commitments. To the extent the Company has an underlying physical position in the form of a firm purchase commitment or Company owned equity reserves, these contracts are considered hedges. The fair value of these contracts as of December 31, 1999 is an estimated gain of $32.5 million. In the event the Company does not have an underlying physical commodity from which to settle against, such contracts are marked-to-market on a quarterly basis and unrealized gains and losses are recognized in the results of operations currently. Trading activities resulted in net gains of $19.5 million, $14.9 million and $5.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Included in the 1999 net trading gain is an unrealized mark-to-market gain of $1.4 million.

11. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

   The minimum future payments under the terms of operating leases, principally for office space, are as follows:

                                                                  (in thousands)
                                                                  --------------
   Year ended December 31, 2000..................................     $1,010
   2001..........................................................        372
   2002..........................................................         67
   2003..........................................................         33
                                                                      ------
                                                                      $1,482
                                                                      ======

   Rent expense was $1,305,000, $1,282,000 and $1,055,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

 Litigation

   On July 23, 1999, Plains received a favorable ruling on all contested issues in a case filed in United States Tax Court arising from the Internal Revenue Service ("IRS") examination of Plains' 1991, 1992 and 1993 federal income tax returns. The IRS did not appeal this ruling.

   The IRS also examined the federal tax returns of the Company for the periods ended July 1995, December 1995 and December 1996. Pursuant to a January 18, 2000 settlement agreement, the Company paid $77,259 to resolve this matter.

   Pursuant to an August 1996 decision of the United States Court of Appeals for the District of Columbia Circuit and subsequent orders of the FERC, natural gas producers who received reimbursement for Kansas ad valorem taxes paid in the mid-1980's on top of the then maximum lawful price for natural gas have been ordered

                         BARRETT RESOURCES CORPORATION
to refund these tax reimbursements plus interest. In connection with this decision, the Company has refunded $5.46 million (principal and interest), including an escrowed refund of $1.21 million attributable to royalty interest owners. As the royalty interest owners reimburse the Company for their proportionateshare of the refund, the escrowed funds will be released to the gas purchaser to whom the refund is owed. The Company will be obligated for royalty owner refunds if it is unsuccessful in recouping these from royalty owners and is unable to obtain FERC relief for the royalty-related refunds not recouped. The Company is a party to an appeal challenging the FERC's orders requiring producers to pay interest on these refund amounts. If this appeal is successful, the Company will recover approximately $2.6 million of the amount it has refunded.

   At December 31, 1999, the Company was a party to certain other legal proceedings which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion the liability, individually or in the aggregate, if any, to the Company resulting from such actions, including those specifically mentioned above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Environmental

   At year-end 1999, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and in management's opinion is not expected to have, a material adverse effect on the Company's capital expenditures, results of operations or competitive position.

12. INCOME TAXES

   The provision for income taxes consists of the following:

                                                     1999     1998     1997
                                                   -------- --------  -------
                                                        (in thousands)
   Current
     Federal...................................... $    --  $   (175) $    87
     State........................................      163       90     (231)
                                                   -------- --------  -------
                                                        163      (85)    (144)
   Deferred
     Federal......................................   11,680  (51,287)  17,345
     State........................................      667   (4,396)     724
                                                   -------- --------  -------
                                                     12,347  (55,683)  18,069
                                                   -------- --------  -------
                                                    $12,510 $(55,768) $17,925
                                                   ======== ========  =======

   The difference between the provision for income taxes and the amounts which would be determined by applying the statutory federal income tax rate to income before provision for income taxes is analyzed below:

                                                     1999     1998     1997
                                                   -------- --------  -------
                                                        (in thousands)
   Tax by applying the statutory federal income
    tax rate to pretax accounting income (loss)... $ 11,668 $(52,323) $16,515
   Increase (decrease) in tax from:
     State income taxes...........................      830   (4,306)     493
     Other, net...................................       12      861      917
                                                   -------- --------  -------
                                                   $ 12,510 $(55,768) $17,925
                                                   ======== ========  =======

                         BARRETT RESOURCES CORPORATION

   Long-term deferred tax assets (liabilities) are comprised of the following at December 31, 1999 and 1998:

                                                             1999       1998
                                                          ----------  --------
                                                            (in thousands)
   Deferred tax assets:
     Allowance for losses................................ $    3,216  $     40
     Partnership activities..............................        --      6,592
     Loss carryforwards and other........................     85,353    64,060
                                                          ----------  --------
       Gross deferred tax assets.........................     88,569    70,692
   Deferred tax liabilities:
     Depreciation, depletion and amortization............   (106,972)  (80,381)
     Partnership activity................................     (4,091)      --
     Capitalized interest and other assets...............       (546)     (305)
                                                          ----------  --------
       Gross deferred tax liabilities....................   (111,609)  (80,686)
                                                          ----------  --------
   Net deferred tax liability............................    (23,040)   (9,994)
   Valuation allowance...................................     (2,600)   (3,300)
                                                          ----------  --------
                                                          $ (25,640)  $(13,294)
                                                          ==========  ========

   Valuation allowances of $2.6 million and $3.3 million were provided at December 31, 1999 and 1998, respectively, based on carryforward amounts which may not be utilized before expiration.

   The Company has net operating loss carryforwards available totaling $231.5 million, which expire in the years 2000 through 2019. The Company also has AMT tax credits of $2.4 million.

   The 1995 merger with Plains also resulted in a change in the Company's and Plains' ownership as defined by Section 382 of the Internal Revenue Code. The change effectively limits the annual utilization of the Company's and Plains' remaining net operating losses arising prior to the merger to approximately $15.8 million per year for the Company. Portions of the above limitations which are not used each year may be carried forward to future years.

13. SUPPLEMENTAL CASH FLOW SCHEDULES AND INFORMATION

                                                         1999    1998    1997
                                                        ------- ------- ------
                                                            (in thousands)
   Cash paid during years
     Income tax........................................ $ 3,927 $   130 $  824
     Interest..........................................  21,207  20,384  8,079
   Supplemental information of noncash investing and
    financing activities:
     Issuance of common stock exchanged for treasury
      shares in cashless option transactions........... $   789 $   233 $  207

   In March 1998, the Company issued 260,917 shares of common stock with a market value of $9.1 million in an acquisition of a company. The acquired company's sole asset was a 15 percent interest in an oil and gas license in the area denominated as Block 67 located in the Republic of Peru.

   During 1999 and 1998, the Company's production payment obligations were reduced by certain tax credit benefits of $.8 million and $2.2 million, respectively, directly attributed to the properties burdened by the production payment and received by the holder of the production payment liability.

                         BARRETT RESOURCES CORPORATION

   During 1997, in separate transactions, the Company assumed a production payment with a value of $2.8 million and issued a written put option on 150,000 shares of the Company's common stock with a market value of $4.2 million (at the date of issue) in connection with acquisitions of interests in oil and gas properties located in the Uinta and Piceance Basins, respectively. In August 1999, the owner of the written put option elected to exercise such option, and accordingly the Company issued 150,000 shares of its common stock.

14. BUSINESS SEGMENT INFORMATION

   The Company operates principally in two business segments: oil and gas exploration and production and natural gas trading. In addition to marketing its own gas, the Company engages in natural gas trading activities, which involves purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company.

   The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                             Natural Gas Oil & Gas   Segment   Corporation &
                               Trading      E&P      Totals     Unallocated  Consolidated
                             ----------- ---------  ---------  ------------- ------------
                                                   (in thousands)
   1999
   Revenues................   $792,016   $ 207,165  $ 999,181    $  4,774     $1,003,955
   Interest Income.........        --          --         --          826            826
                              --------   ---------  ---------    --------     ----------
     Total Revenues........    792,016     207,165    999,181       5,600      1,004,781
   DD&A....................        --       86,163     86,163       4,505         90,668
   Profit (loss)...........     17,514      58,926     76,440     (43,102)        33,338
   Assets..................        --      720,453    720,453     163,848        884,301
   Expenditures for assets,
    net....................        --      134,440    134,440       1,804        136,244

   1998
   Revenues................   $412,982   $ 206,338  $ 619,320    $  5,430     $  624,750
   Interest Income.........        --          --         --          649            649
                              --------   ---------  ---------    --------     ----------
     Total Revenues........    412,982     206,338    619,320       6,079        625,399
   DD&A....................        --       97,957     97,957       4,166        102,123
   Impairment..............        --      168,304    168,304          --        168,304
   Profit (loss)...........     13,782    (118,549)  (104,767)    (44,744)      (149,511)
   Assets..................        --      676,228    676,228     162,651        838,879
   Expenditures for assets,
    net....................        --      202,912    202,912       2,867        205,779

   1997
   Revenues................   $171,140   $ 207,914  $ 379,054    $  1,973     $  381,027
   Interest Income.........        --          --         --        1,573          1,573
                              --------   ---------  ---------    --------     ----------
     Total Revenues........    171,140     207,914    379,054       3,546        382,600
   DD&A....................        --       69,056     69,056       3,333         72,389
   Profit (loss)...........      5,044      80,955     85,999     (38,813)        47,186
   Assets..................        --      738,952    738,952     133,749        872,701
   Expenditures for assets,
    net....................        --      315,980    315,980      15,173        331,153

   The Company's revenues are derived in the United States and Canada. The Company's long-lived assets are principally located in the United States.

                         BARRETT RESOURCES CORPORATION

15. QUARTERLY INFORMATION (UNAUDITED)

                                                   Three Months Ended
                                          ------------------------------------
                                          3/31/99  6/30/99  9/30/99  12/31/99
                                          -------- -------- -------- ---------
                                            (in thousands, except per share
                                                         data)
   1999
   Net revenues.......................... $220,900 $225,367 $278,479 $ 277,875
   Gross margin..........................   22,560   18,193   17,765    18,189
   Income from operations................   12,417    6,673    6,974     7,274
   Net income............................    7,699    4,127    4,322     4,680
   Net income per share *:
     Basic...............................      .24      .13      .13       .14
     Assuming dilution...................      .24      .13      .13       .14

                                                   Three Months Ended
                                          ------------------------------------
                                          3/31/98  6/30/98  9/30/98  12/31/98
                                          -------- -------- -------- ---------
   1998
   Net revenues.......................... $130,687 $129,658 $147,072 $ 213,890
   Gross margin (loss) (1)...............   20,807   15,989   13,891  (156,474)
   Income (loss) from operations (1).....   10,022    4,215    2,987  (166,735)
   Net income (loss).....................    6,214    2,613    1,852  (104,422)
   Net income (loss) per share *:
     Basic...............................      .20      .08      .06     (3.24)
     Assuming dilution...................      .19      .08      .06     (3.24)

(1) In the fourth quarter of 1998, a pre-tax impairment charge of $168.3 million was recorded. (see Note 1).
 * Individual quarterly earnings (loss) per share may not aggregate to the earnings (loss) per share for the year.

                     SUPPLEMENTAL OIL AND GAS INFORMATION

   The following information, pertaining to the Company's oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997, is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure About Oil and Gas Producing Activities" (SFAS No. 69).

Major Purchaser

   During 1999, one natural gas purchaser accounted for 2 percent of the Company's total revenue (11 percent of oil and gas revenues). Sales of gas to this same purchaser represented 4 percent and 8 percent of total revenues in 1998 and 1997, respectively.

Costs Incurred In Oil And Gas Exploration And Development Activities

   The following costs were incurred by the Company in oil and gas property acquisition, exploration, and development activities during the years ended December 31:

                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
   Acquisition of evaluated properties.......... $ 53,001  $  3,529  $ 45,148
   Acquisition of unevaluated properties:
     United States..............................   21,504    32,127    63,643
     Peru.......................................      --     12,089    10,597
   Exploration costs:
     United States..............................   27,467    59,331   118,779
     Peru.......................................      --     15,196       --
   Development costs:
     United States..............................   55,615    84,577    93,701
     Peru.......................................      685       --        --
                                                 --------  --------  --------
                                                  158,272   206,849   331,868
   Other, principally proceeds from mineral
    conveyances.................................  (26,915)   (7,185)  (14,253)
                                                 --------  --------  --------
   Total additions to oil and gas properties.... $131,357  $199,664  $317,615
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

   In addition, the Company incurred costs of $1.8 million in 1999 for various supporting production facilities consisting principally of natural gas gathering systems and processing plants. Production facility expenditures for 1998 and 1997 were $3.2 million and $3.9 million.

Oil And Gas Reserves (Unaudited)

   The following reserve related information for 1999 is based on estimates prepared by the Company. All of the Company's reserves are located in the United States. Approximately 85% of the Company's reserve information as of December 31, 1999 and all of the Company's reserve information as of December 31, 1998 and 1997 was reviewed by independent reservoir engineers. Ryder Scott, an independent reservoir engineer, reviewed the Company's Hugoton Embayment, Wind River Basin and Piceance Basin year end 1999 reserve information and all, but the Company's Coal Bed Methane reserves in Wyoming, year end 1998 reserve information. The reserve information for the Company's Coal Bed Methane properties located in the Powder River Basin as of December 31, 1999 and December 31, 1998 was audited by Netherland, Sewell & Associates, Inc., an independent reservoir engineer. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                 1999                 1998                  1997
                         --------------------  --------------------  --------------------
                         Oil (MBbl) Gas (Mmcf) Oil (MBbl) Gas (Mmcf) Oil (MBbl) Gas (Mmcf)
                         ---------- ---------  ---------  ---------  ---------  ---------
                                                (in thousands)
Proved developed and
 undeveloped reserves:
 Beginning of year......    9,650     912,430   18,651     851,244     23,231    674,893
 Revisions of previous
  estimates.............    3,220      (6,790)  (7,437)    (55,343)   (11,651)   (54,945)
 Purchase of minerals in
  place.................       --     160,424       --       3,520      1,910     52,303
 Extensions and
  discoveries...........    1,047     127,604      746     217,870      8,287    258,520
 Production.............   (1,432)    (94,953)  (2,033)    (94,893)    (2,235)   (76,625)
 Sale of minerals in
  place.................   (2,827)    (22,823)    (277)     (9,968)      (891)    (2,902)
                           ------   ---------   ------     -------    -------    -------
 End of year............    9,658   1,075,892    9,650     912,430     18,651    851,244
                           ======   =========   ======     =======    =======    =======
Proved developed
 reserves:
 Beginning of year......    6,212     543,068   10,751     553,787     15,773    511,645
                           ------   ---------   ------     -------    -------    -------
 End of year............    5,664     664,096    6,212     543,068     10,751    553,787
                           ======   =========   ======     =======    =======    =======

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

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

                                              1999        1998        1997
                                           ----------  ----------  ----------
                                                    (in thousands)
Future cash inflows....................... $2,431,441  $1,927,074  $2,158,461
Future production costs...................   (705,476)   (570,923)   (608,123)
Future development costs..................   (281,727)   (238,169)   (250,467)
Future income tax expenses................   (300,354)   (187,113)   (306,946)
                                           ----------  ----------  ----------
  Future net cash flows...................  1,143,884     930,869     992,925
10% annual discount for estimated timing
 of cash flows............................   (482,577)   (400,221)   (428,794)
                                           ----------  ----------  ----------
Standardized measure of discounted future
 net cash flows........................... $  661,307  $  530,648  $  564,131
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

   The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                1999       1998        1997
                                             ----------  ---------  ----------
                                                     (in thousands)
Net change in sales price and production
 costs.....................................  $   45,470  $(103,105) $ (457,246)
Changes in estimated future development
 costs.....................................      18,055     43,383      43,391
Sales and transfers of oil and gas
 produced, net of production costs            (157,768)  (146,875)   (152,536)
Net change due to extensions and
 discoveries...............................      76,523    115,145     195,992
Net change due to purchases and sales of
 minerals in place.........................     117,670     (6,980)     32,153
Net change due to revisions in quantities..      35,208    (76,985)   (122,656)
Net change in income taxes.................     (64,554)    68,083     183,901
Accretion of discount......................      56,702     63,163      69,881
Other, principally revisions in estimates
 of timing of production                          3,353     10,688       6,448
                                             ----------  ---------  ----------
Net changes................................     130,659    (33,483)   (200,672)
Balance, beginning of year.................     530,648    564,131     764,803
                                             ----------  ---------  ----------
Balance, end of year.......................  $  661,307  $ 530,648  $  564,131
                                             ==========  =========  ==========

   The December 31, 1999 weighted average prices utilized for purposes of estimating the Company's proved reserves and future net revenues were $22.01 per barrel of oil and $2.06 per Mcf of natural gas.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Barrett Resources Corporation

Date: March 29, 2000                               /s/ Peter A. Dea
                                          By___________________________________
                                                       Peter A. Dea
                                             Vice Chairman of the Board, and
                                                 Chief Executive Officer

Date: March 29, 2000                              /s/ John F. Keller
                                          By___________________________________
                                                      John F. Keller
                                               Chief Financial Officer, and
                                                   Principal Financial
                                                  and Accounting Officer

              Signature                 Title        Date
              ---------                 -----        ----
      /s/ William J. Barrett           Director March 29, 2000
--------------------------------------
          William J. Barrett
       /s/ C. Robert Buford            Director March 29, 2000
--------------------------------------
           C. Robert Buford
         /s/ Derrill Cody              Director March 29, 2000
--------------------------------------
             Derrill Cody
         /s/ Peter A. Dea              Director March 29, 2000
--------------------------------------
             Peter A. Dea
     /s/ James M. Fitzgibbons          Director March 29, 2000
--------------------------------------
         James M. Fitzgibbons
    /s/ William W. Grant, III          Director March 29, 2000
--------------------------------------
        William W. Grant, III
        /s/ John F. Keller             Director March 29, 2000
--------------------------------------
            John F. Keller
        /s/ A. Ralph Reed              Director March 29, 2000
--------------------------------------
            A. Ralph Reed
       /s/ James T. Rodgers            Director March 29, 2000
--------------------------------------
           James T. Rodgers
   /s/ Philippe S.E. Schreiber         Director March 29, 2000
--------------------------------------
       Philippe S.E. Schreiber