Form 10-Q
period 2000-03-31
BARRETT RESOURCES CORP
filed 2000-05-15
CIK 351993

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

                 For the quarterly period ended March 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 32,681,143 shares of the registrant's $.01 par value common stock outstanding as of May 11, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Condensed Balance Sheets--March 31, 2000 and
            December 31, 1999...........................................     3

            Consolidated Condensed Statements of Income--Three Months
            Ended March 31, 2000 and 1999...............................     4

            Consolidated Condensed Statements of Cash Flows--Three
            Months Ended March 31, 2000 and 1999........................     5

            Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations                                        9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    11

 PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K............................    13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $  8,007     $ 20,634
  Receivables, net....................................   146,470       99,906
  Inventory...........................................     9,624       22,934
  Other current assets................................    26,020       11,048
                                                        --------     --------
    Total current assets..............................   190,121      154,522
Property and equipment, net...........................   774,536      726,489
Other assets, net.....................................     2,701        3,290
                                                        --------     --------
                                                        $967,358     $884,301
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $131,029     $ 94,293
  Amounts payable to oil and gas property owners......     9,622        5,879
  Production taxes payable............................    26,102       22,981
  Accrued and other liabilities.......................    13,947       16,610
                                                        --------     --------
    Total current liabilities.........................   180,700      139,763
Long-term debt........................................   384,595      355,250
Deferred income taxes.................................    30,185       25,640
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding.......................        --           --
  Common stock, $.01 par value: 45,000,000 shares
   authorized; 32,605,464 issued (32,589,774 at
   December 31, 1999).................................       326          326
  Additional paid-in capital..........................   271,963      271,560
  Retained earnings...................................    99,589       91,762
  Treasury stock......................................        --           --
                                                        --------     --------
    Total stockholders' equity........................   371,878      363,648
                                                        --------     --------
                                                        $967,358     $884,301
                                                        ========     ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                             Three Months Ended
                                                             -------------------
                                                             March 31, March 31,
                                                               2000      1999
                                                             --------- ---------
Revenues:
  Oil and gas production....................................  $63,363   $43,801
  Trading revenues, net.....................................      298    15,085
  Interest income...........................................      207       195
  Other income..............................................    1,907       828
                                                              -------   -------
                                                               65,775    59,909
Operating expenses:
  Lease operating expenses..................................   14,019    13,367
  Depreciation, depletion and amortization..................   25,211    23,691
  General and administrative................................    7,825     5,068
  Interest expense..........................................    6,097     5,366
                                                              -------   -------
                                                               53,152    47,492
                                                              -------   -------
Income for the period before income taxes...................   12,623    12,417
Provision for income taxes..................................    4,797     4,718
                                                              -------   -------
Net income for the period...................................  $ 7,826   $ 7,699
                                                              =======   =======
Earnings per common share
  Basic.....................................................  $  0.24   $  0.24
                                                              =======   =======
  Assuming dilution.........................................  $  0.24   $  0.24
                                                              =======   =======


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                            Three Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2000       1999
                                                            ---------  ---------
Cash flows from operations:
  Net income............................................... $  7,826   $  7,699
  Adjustments needed to reconcile to net cash provided by
   operations:
    Depreciation, depletion and amortization...............   25,312     23,800
    Deferred income taxes..................................    4,545      4,470
    Unrealized loss on trading.............................    1,029         --
                                                            --------   --------
                                                              38,712     35,969
    Change in current assets and liabilities:
      Accounts receivable..................................  (38,761)    36,016
      Other current assets.................................   (2,183)     3,633
      Accounts payable.....................................   36,736    (19,469)
      Amounts due oil and gas owners.......................   (4,060)    (2,922)
      Production taxes payable.............................    3,121      1,114
      Accrued and other liabilities........................   (2,508)    (2,108)
                                                            --------   --------
Net cash flow provided by operations.......................   31,057     52,233
                                                            --------   --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties.............   16,377        185
  Acquisition of property and equipment....................  (89,655)   (18,587)
                                                            --------   --------
Net cash flow used in investing activities.................  (73,278)   (18,402)
                                                            --------   --------
Cash flows from financing activities:
  Borrowings under line of credit..........................   58,000         --
  Proceeds from issuance of common stock...................      403      1,183
  Payments under line of credit............................  (28,000)   (35,000)
  Payments on other long-term debt.........................     (809)      (897)
                                                            --------   --------
Net cash flow used in financing activities.................   29,594    (34,714)
                                                            --------   --------
Decrease in cash and cash equivalents......................  (12,627)      (883)
Cash and cash equivalents at beginning of period...........   20,634     14,339
                                                            --------   --------
Cash and cash equivalents at end of period................. $  8,007   $ 13,456
                                                            ========   ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 2000

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of March 31, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

  Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended March 31, 2000, the Company used an estimated effective tax rate of 38 percent.

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
   Line of Credit........................................ $230,000    $200,000
   7.55% Senior Notes....................................  150,000     150,000
   Production Payments...................................    8,560       9,369
                                                          --------    --------
     Total...............................................  388,560     359,369
   Less: current portion.................................    3,965       4,119
                                                          --------    --------
   Long-term debt........................................ $384,595    $355,250
                                                          ========    ========

  As of March 31, 2000 the Company's effective interest rate, on an outstanding balance of $230 million on its line of credit, was 6.37% per annum.

  Total interest expense paid for the quarter ended March 31, 2000 was $9.7 million, of which $1.1 million was capitalized.

                         BARRETT RESOURCES CORPORATION

                                March 31, 2000


4. EARNINGS PER SHARE

  Earnings per share ("EPS") is based on the weighted-average number of common shares outstanding (referred to as basic earnings per share) and earnings per share giving effect to all dilutive potential common shares that were outstanding during the reporting period (referred to as diluted earnings per share or earnings per share-assuming dilution).

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                            Three Months Ended
                                                            -------------------
                                                            March 31, March 31,
                                                              2000      1999
                                                            --------- ---------
                                                              (in thousands)
   Income available to common stockholders................   $7,826    $7,699
                                                             ======    ======
   Weighted average number of common shares used in basic
    EPS...................................................   32,600    32,032
   Effect of dilutive securities:
     Stock options........................................      288        43
     Written put option...................................       --       150
                                                             ------    ------
   Weighted number of common shares and dilutive potential
    common stock used in EPS--assuming dilution...........   32,888    32,225
                                                             ======    ======

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

6. BUSINESS SEGMENT INFORMATION

  The Company operates principally in two business segments: natural gas trading and oil and gas exploration and production. In addition to marketing its own gas, the Company engages in natural gas trading activities,

                         BARRETT RESOURCES CORPORATION

                                March 31, 2000

which involves purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company.

  The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated, except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                                      Quarter ended March 31, 2000
                          ----------------------------------------------------
                          Natural
                            Gas   Oil & Gas Segment  Corporation
                          Trading    E&P     Total  & Unallocated Consolidated
                          ------- --------- ------- ------------- ------------
                                             (in thousands)
Revenues.................  $ 298   $63,455  $63,753   $  1,815      $65,568
Interest Income..........      0         0        0        207          207
                           -----   -------  -------   --------      -------
  Total Revenues.........    298    63,455   63,753      2,022       65,775
DD&A.....................      0    24,106   24,106      1,105       25,211
Profit (loss)............   (104)   25,330   25,226    (12,603)      12,623
Expenditures for assets,
 net.....................      0    73,003   73,003        275       73,278

                                      Quarter ended March 31, 1999
                          ----------------------------------------------------
                          Natural
                            Gas   Oil & Gas Segment  Corporation
                          Trading    E&P     Total  & Unallocated Consolidated
                          ------- --------- ------- ------------- ------------
                                             (in thousands)
Revenues................. $15,085  $43,835  $58,920   $    794      $59,714
Interest Income..........       0        0        0        195          195
                          -------  -------  -------   --------      -------
  Total Revenues.........  15,085   43,835   58,920        989       59,909
DD&A.....................       0   22,603   22,603      1,088       23,691
Profit (loss)............  14,726    7,865   22,591    (10,174)      12,417
Expenditures for assets,
 net.....................       0   18,140   18,140        262       18,402

  Net trading revenue was $.3 million and $15.1 million for the respective quarters ended March 31, 2000 and 1999. For the quarter ended March 31, 2000, revenues from trading were $274.7 million compared to $176.4 million for the same period in 1999. The associated costs of trading increased to $274.4 million from $161.3 million. Included in the first quarter 2000 net trading revenues is an unrealized mark-to-market loss of approximately $1.1 million.

                         BARRETT RESOURCES CORPORATION

                             For the Quarter Ended
                                March 31, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the three months ended March 31, 2000, total assets increased $83.1 million, or 9.4 percent, to $967.4 million as compared with total assets of $884.3 million at December 31, 1999. This increase in assets is attributable to an acquisition of additional working interest in certain Piceance Basin gas properties and all of the outstanding joint venture interest in a related gas gathering system, processing plant and pipeline from general industry partners and an increase in receivables of $46.6 million. Cash and cash equivalents decreased $12.6 million to $8.0 million, working capital decreased $5.4 million to $9.4 million, and net property and equipment increased $48.0 million to $774.5 million.

  Operating cash flows before working capital adjustments totaled $38.7 million in the first quarter of 2000 compared with $36.0 million in the first quarter of 1999. After working capital adjustments, cash flow provided by operations decreased by $21.2 million to $31.1 million as compared with the same period in 1999. The change in cash flow between comparable periods is principally attributed to 1) increases in the Company's receivables that are associated with higher production levels and higher natural gas and crude oil prices, and 2) partial utilization of the Company's operating funds to finance an acquisition in the first quarter of 2000.

Capital expenditures of $89.7 million for the quarter represent an increase of $71.1 million from the same period in 1999. These expenditures consisted principally of drilling and development activities and acquisitions of oil and gas properties. Of these expenditures, $52.9 million (59 percent) was invested in the Piceance Basin (including acquisitions noted above), $16.8 million (19 percent) in the Powder River Basin--Coal Bed Methane area and $14.2 million (16 percent) in the Wind River Basin. In March 2000, the Company received $16.3 million for the sale of its interest in certain oil and gas properties located in the Permian Basin. The capital expenditure budget for 2000 is approximately $145 million compared to $130 million in 1999. Management continues to be sensitive to fluctuations in natural gas and oil prices and will reassess the future capital expenditure levels relative to such fluctuations and the Company's cash flow and its level of debt.

  The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties together with its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies. Additional funding alternatives, including sales of non-core area properties, will be considered to secure other funds for capital development. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

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

 Results of Operations

  Net income for the quarters ended March 31, 2000 and 1999 was $7.8 million ($.24 per share, assuming dilution) and $7.7 million ($.24 per share, assuming dilution), respectively.

  Total revenues for the quarter were $65.8 million up 10 percent compared to $59.9 million for the same period in 1999. This change is principally attributed to a 45% increase in gas production revenues and a $14.8 million decrease in net trading revenues.

  Production revenue for the first quarter of 2000 increased 45 percent from $43.8 million to $63.4 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                                                Quarter Ended
                                                             -------------------
                                                             March 31, March 31,
                                                               2000      1999
                                                             --------- ---------
   Gas Revenues (000's).....................................  $57,551   $39,661
   Gas Production (Bcf).....................................     28.8      23.2
   Average Price per Mcf....................................  $  2.00   $  1.71
   Oil Revenues (000's).....................................  $ 5,812   $ 4,140
   Oil Production (MBbls)...................................      231       418
   Average Price per Barrel.................................  $ 25.16   $  9.90

(Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

  First quarter gas revenues increased 45 percent as compared with the same period in 1999, due to a 24 percent increase in gas production volume and a 17 percent increase in average prices.

  The 40 percent increase in first quarter 2000 oil revenues from the same period in 1999 is attributed to a 154 percent increase in average oil prices partially offset by a 45 percent decrease in oil production volumes.

  Effective for the first quarter ending March 31, 2000, the Company commenced reporting its trading activities on a net basis (trading revenues net of associated costs). Trading activities for the same period in 1999 have been restated to conform to the 2000 presentation. The Company's net revenues for trading activities for the first quarter ending March 31, 2000 and 1999 were $.3 million and $15.1 million, respectively, on gross revenues of $274.7 million and $176.4 million, respectively. Favorable realized financial positions and higher margins on sales of lower average cost natural gas storage volumes contributed to higher net trading revenues in 1999. Trading costs increased to $274.4 million in the first quarter of 2000 compared with $161.3 million in same period in 1999. Included in the first quarter 2000 net trading revenues is an unrealized mark-to-market loss of approximately $1.1 million.

  To reduce its exposure to volatile gas prices fluctuations, the Company enters into hedging arrangements for both trading and producing activities. During the first quarter ended March 31, 2000, the Company recognized net production hedging loss of approximately $4.7 million which was recorded in the consolidated statements of income as adjustments to gas production revenue. The Company realized net hedging loss on its trading activities of approximately $.6 million during the first quarter.

  Depreciation, depletion and amortization decreased in the first quarter of 2000 to $25.2 million from $23.7 million in 1999.

  Interest expense for the first quarter increased from $5.4 million in 1999 to $6.1 million in 2000 due to higher debt levels for the first quarter of 2000 compared with the same period in 1999.

  The Company's sources of operating income are from trading activities and oil and gas production. The levels of the Company's revenues and earnings from gas and oil production and trading activities are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 91 percent of the Company's production revenue and all of its trading activities for the first quarter of 2000. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

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

  The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of March 31, 2000. The Company does not have in place as of March 31, 2000 any hedging position for its future oil production. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or (pay) to settle the contracts as of March 31, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

                                                Price Range
      For the year          Bcf                  Per MMBtu                    Fair Value
      ------------          ----               --------------               --------------
       2000                 16.2               $1.71 -- $2.83               $(15.5) million
       2001                 21.2               $1.71 -- $1.79               $(17.0) million
       2002                 22.6               $1.71 -- $1.79               $(15.7) million
       2003                  3.5               $1.71 -- $1.79               $( 3.2) million

  The Company also uses commodity derivative financial instruments and contracts for the purchase and sale of natural gas at both fixed and indexed based prices in its trading activities. The financial instruments seek to reduce sensitivity to price movements, to lock in margins on its trading positions and to hedge the value of stored gas. The following table summarizes the Company's derivative positions on its natural gas trading activities as of March 31, 2000. The fair value of these instruments reflects the estimated amounts that the Company would receive or (pay) to settle the contracts as of March 31, 2000. Actual settlement of these instruments as they mature will differ from these estimates.

                                                  Price Range
      For the year           Bcf                   Per MMBtu                   Fair Value
      ------------          -----                --------------               -------------
       2000                 872.3                $1.60 -- $3.24               $ 2.4 million
       2001                 324.1                $1.86 -- $3.312              $ 2.7 million
       2002                 151.1                $2.10 -- $3.10               $  .6 million
       2003                  83.9               $2.252 -- $2.833              $  .9 million
       2004                  60.0               $2.252 -- $2.465              $ 1.0 million
      Thereafter             33.1               $2.252 -- $2.465              $ 1.7 million

 Interest Rate Risk

  The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related changes in interest rates. As of March 31, 2000, there have been no material changes in the Company's interest rate risk exposure, from that disclosed in the 1999 Form 10-K.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)The following Exhibit is filed as part of this Quarterly Report on Form
10-Q:

    27.1 Financial Data Schedule

  (b)There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                    /s/ Peter A. Dea
May 12, 2000                              By __________________________________
                                                        Peter A. Dea
                                                   Chairman of the Board
                                                and Chief Executive Officer


                                                  /s/ J. Frank Keller
May 12, 2000                              By __________________________________
                                                      J. Frank Keller
                                                  Chief Financial Officer