Form 10-Q
period 2000-06-30
BARRETT RESOURCES CORP
filed 2000-08-14
CIK 351993

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

                 For the quarterly period ended June 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 32,974,811 shares of the registrant's $.01 par value common stock outstanding as of August 9, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
    Consolidated Condensed Balance Sheets--June 30, 2000 and December 31,
     1999................................................................   3
    Consolidated Condensed Statements of Income--Three Months Ended June
    30, 2000 and 1999....................................................   4
    Consolidated Condensed Statements of Income--Six Months Ended June
    30, 2000 and 1999....................................................   5
    Consolidated Condensed Statements of Cash Flows--Six Months Ended
    June 30, 2000 and 1999...............................................   6
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  11

Item 3.Quantitative and Qualitative Disclosures About Market Risk........  13

PART II. OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders...............  15

Item 6.Exhibits and Reports on Form 8-K..................................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   12,938     $ 20,634
  Receivables, net....................................    186,677       99,906
  Inventory...........................................     11,736       22,934
  Other current assets................................     54,582       11,048
                                                       ----------     --------
    Total current assets..............................    265,933      154,522
Property and equipment, net...........................    765,683      726,489
Other assets, net.....................................      2,823        3,290
                                                       ----------     --------
                                                       $1,034,439     $884,301
                                                       ==========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $  161,003     $ 94,293
  Amounts payable to oil and gas property owners......      8,978        5,879
  Production taxes payable............................     29,652       22,981
  Accrued and other liabilities.......................     15,524       16,610
  Unrealized losses on mark to market transactions....     13,748          --
                                                       ----------     --------
    Total current liabilities.........................    228,905      139,763
Long-term debt........................................    383,810      355,250
Unrealized losses on mark to market transactions......     18,593          --
Deferred income taxes.................................     27,197       25,640
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding.......................        --           --
  Common stock, $.01 par value: 45,000,000 shares
   authorized; 33,094,269 issued (32,589,774 at
   December 31, 1999).................................        331          326
  Additional paid-in capital..........................    284,438      271,560
  Retained earnings...................................     95,565       91,762
  Treasury stock, at cost.............................     (4,400)         --
                                                       ----------     --------
    Total stockholders' equity........................    375,934      363,648
                                                       ----------     --------
                                                       $1,034,439     $884,301
                                                       ==========     ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                           Three Months Ended
                                                          ----------------------
                                                                     June
                                                          June 30,    30,
                                                            2000     1999
                                                          --------  -------
Operating revenues:
  Oil and gas production................................. $ 78,805  $52,247
  Other income...........................................    1,279    1,659
                                                          --------  -------
                                                            80,084   53,906
Operating expenses:
  Lease operating expenses...............................   15,768   14,284
  Depreciation, depletion and amortization...............   25,093   23,774
  General and administrative.............................    5,888    7,052
  Other..................................................      --       157
                                                          --------  -------
                                                            46,749   45,267
                                                          --------  -------
Operating income.........................................   33,335    8,639
Other income and (expenses):
  Interest income........................................      269      263
  Interest expense.......................................   (6,006)  (5,214)
  Trading activities, net................................  (34,086)   2,985
                                                          --------  -------
                                                           (39,823)  (1,966)
                                                          --------  -------
Income (loss) for the period before income taxes.........   (6,488)   6,673
Provision (benefit) for income taxes.....................   (2,465)   2,546
                                                          --------  -------
Net income (loss) for the period......................... $ (4,023) $ 4,127
                                                          ========  =======
Earnings (loss) per common share
  Basic.................................................. $  (0.12) $  0.13
                                                          ========  =======
  Assuming dilution...................................... $  (0.12) $  0.13
                                                          ========  =======


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                             Six Months Ended
                                                             ------------------
                                                             June 30,  June 30,
                                                               2000      1999
                                                             --------  --------
Revenues:
  Oil and gas production.................................... $142,168  $ 96,048
  Other income..............................................    3,186     2,487
                                                             --------  --------
                                                              145,354    98,535
Operating expenses:
  Lease operating expenses..................................   29,787    27,651
  Depreciation, depletion and amortization..................   50,304    47,465
  General and administrative................................   13,713    12,120
  Other.....................................................      --        157
                                                             --------  --------
                                                               93,804    87,393
                                                             --------  --------
Operating income............................................   51,550    11,142
Other income and (expenses):
  Interest income...........................................      476       458
  Interest expense..........................................  (12,103)  (10,580)
  Trading activities, net...................................  (33,788)   18,070
                                                             --------  --------
                                                              (45,415)    7,948
                                                             --------  --------
Income for the period before income taxes...................    6,135    19,090
Provision for income taxes..................................    2,332     7,264
                                                             --------  --------
Net income for the period................................... $  3,803  $ 11,826
                                                             ========  ========
Earnings per common share
  Basic..................................................... $   0.11  $   0.37
                                                             ========  ========
  Assuming dilution......................................... $   0.11  $   0.36
                                                             ========  ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                             Six Months Ended
                                                            -------------------
                                                            June 30,   June 30,
                                                              2000       1999
                                                            ---------  --------
Cash flows from operations:
  Net income..............................................  $   3,803  $ 11,826
  Adjustments needed to reconcile to net cash provided by
   operations:
   Depreciation, depletion and amortization...............     50,507    47,683
   Deferred income taxes..................................      1,557     6,872
   Unrealized losses on mark to market transactions.......     33,720       --
   Other..................................................        148      (384)
                                                            ---------  --------
                                                               89,735    65,997
  Change in current assets and liabilities:
   Accounts receivable....................................    (78,968)   17,824
   Other current assets...................................    (32,236)   (7,767)
   Accounts payable.......................................     66,710   (14,357)
   Amounts due oil and gas owners.........................     (4,704)    8,159
   Production taxes payable...............................      6,671     1,863
   Accrued and other liabilities..........................       (314)   (1,853)
                                                            ---------  --------
Net cash flow provided by operations......................     46,894    69,866
                                                            ---------  --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties............     42,046     3,680
  Acquisition of property and equipment...................   (132,760)  (43,414)
                                                            ---------  --------
Net cash flow used in investing activities................    (90,714)  (39,734)
                                                            ---------  --------
Cash flows from financing activities:
  Borrowings under line of credit.........................    103,500    15,000
  Borrowing on other long-term debt.......................      9,560       --
  Proceeds from issuance of common stock..................      8,483     4,478
  Payments under line of credit...........................    (83,500)  (45,000)
  Payments on other long-term debt........................     (1,919)   (1,848)
                                                            ---------  --------
Net cash flow provided by (used in) financing activities..     36,124   (27,370)
                                                            ---------  --------
(Decrease) increase in cash and cash equivalents..........     (7,696)    2,762
Cash and cash equivalents at beginning of period..........     20,634    14,339
                                                            ---------  --------
Cash and cash equivalents at end of period................  $  12,938  $ 17,101
                                                            =========  ========
Non-cash investing and financing activities:
  Common Stock/treasury share options exercised...........  $   4,400  $    625

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of June 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

  Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended June 30, 2000, the Company used an estimated effective tax rate of 38 percent.

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
   Line of Credit......................................... $220,000   $200,000
   7.55% Senior Notes.....................................  150,000    150,000
   Production Payments....................................   17,157      9,369
                                                           --------   --------
     Total................................................  387,157    359,369
   Less: current portion..................................    3,347      4,119
                                                           --------   --------
   Long-term debt......................................... $383,810   $355,250
                                                           ========   ========

  As of June 30, 2000 the Company's effective interest rate, on an outstanding balance of $220.0 million on its line of credit, was 7% per annum.

  The Company's outstanding letters of credit totaled $21.6 million and $2.8 million at June 30, 2000 and December 31, 1999, respectively.

  Total interest expense paid for the six months ended June 30, 2000 was $13.9 million of which $2.2 million was capitalized.

                         BARRETT RESOURCES CORPORATION

                                 June 30, 2000


4. Earnings Per Share

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                               Three Months
                                                                   Ended
                                                              ----------------
                                                               June     June
                                                                30,      30,
                                                               2000     1999
                                                              -------  -------
                                                              (in thousands)
   (Loss) Income available to common stockholders............ $(4,023) $ 4,127
                                                              =======  =======
   Weighted average number of common shares used in basic
    EPS......................................................  32,799   32,199
   Effect of dilutive securities:
     Stock options...........................................     --       502
     Written put option......................................     --       150
                                                              -------  -------
   Weighted number of common shares and dilutive potential
    common stock used in EPS--assuming dilution..............  32,799   32,851
                                                              =======  =======
                                                                Six Months
                                                                   Ended
                                                              ----------------
                                                               June     June
                                                                30,      30,
                                                               2000     1999
                                                              -------  -------
                                                              (in thousands)
   Income available to common stockholders................... $ 3,803  $11,826
                                                              =======  =======
   Weighted average number of common shares used in basic
    EPS......................................................  32,688   32,102
   Effect of dilutive securities:
     Stock options...........................................     400      256
     Written put option......................................     --       150
                                                              -------  -------
   Weighted number of common shares and dilutive potential
    common stock used in EPS--assuming dilution..............  33,088   32,508
                                                              =======  =======

5. Trading and Hedging Activity

  The Company uses both commodity futures contracts and price swaps to hedge the impact of price fluctuations on a portion of its production and trading activities. The Company enters into a hedging position for specific transactions that, in management's opinion, may expose the Company to an unacceptable market price risk. Price swaps or commodities transactions without corresponding scheduled physical transactions (scheduled physical transactions include committed trading activities or production from producing wells) do not qualify for hedge accounting and are recorded at fair value. As of June 30, 2000, the Company, utilizing appropriate mark to market criteria, recorded an unrealized loss on these contracts of approximately $32.7 million for the second quarter and $33.7 million for the first six months of 2000. These unrealized losses, associated primarily with the Company's trading activities, are included in trading activities which are presented on a net basis in the accompanying financial statements. Gross trading activities are summarized in the table below.

                                                 Three Months ended June 30
                                                 ----------------------------
   Trading Activities                                2000           1999
   ------------------                            -------------  -------------
                                                       (in thousands)
   Revenues, gross.............................. $     315,982  $     172,101
   Operating expenses, gross....................      (317,377)      (169,116)
   Unrealized losses on mark to market
    transactions................................       (32,691)           --
                                                 -------------  -------------
   Net trading (expenses) income................ $     (34,086) $       2,985
                                                 =============  =============

                         BARRETT RESOURCES CORPORATION

                                 June 30, 2000


                                                            Six Months ended
                                                                 June 30
                                                           --------------------
   Trading Activities                                        2000       1999
   ------------------                                      ---------  ---------
                                                             (in thousands)
   Revenues, gross........................................ $ 590,671  $ 348,468
   Operating expenses, gross..............................  (590,739)  (330,398)
   Unrealized losses on mark to market transactions.......   (33,720)       --
                                                           ---------  ---------
   Net trading (expenses) income.......................... $ (33,788) $  18,070
                                                           =========  =========

  Due to the impact of rising natural gas prices on the fair value of derivative positions held with various counterparties, the Company was required to pay margin deposits or issue letters of credit to certain counterparties. As of June 30, 2000, the Company had outstanding letters of credit of $20.3 million and a balance of $47.6 million in margin deposits held by counterparties. These letters of credit and margin calls will be released or refunded, respectively, to the Company as the derivatives settle, natural gas prices decline or through other arrangements. Margin deposits are reflected as other current assets in the balance sheet.

6. BUSINESS SEGMENT INFORMATION

  The Company operates principally in two business segments: oil and gas exploration, development and production and natural gas trading. In addition to marketing its own gas, the Company engages in natural gas trading activities, which involves purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company. Trading revenues, expenses and unrealized losses and gains are presented on a net basis.

  The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated, except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                                       Quarter ended June 30, 2000
                          -------------------------------------------------------
                                    Natural
                          Oil & Gas   Gas    Segments   Corporation
                             E&P    Trading   Total    & Unallocated Consolidated
                          --------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................   $78,897        0  $78,897     $  1,187      $ 80,084
DD&A....................    23,931        0   23,931        1,162        25,093
Unrealized losses on
 mark to market
 transactions...........         0  (32,691) (32,691)           0       (32,691)
Profit (loss)...........    39,198  (34,445)   4,753      (11,241)       (6,488)
Expenditures for assets,
 net....................    17,437        0   17,437           (1)       17,436
                                       Quarter ended June 30, 1999
                          -------------------------------------------------------
                                    Natural
                          Oil & Gas   Gas    Segments   Corporation
                             E&P    Trading   Total    & Unallocated Consolidated
                          --------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................   $52,299        0  $52,299     $  1,607      $ 53,906
DD&A....................    22,682        0   22,682        1,092        23,774
Profit (loss)...........    15,333    2,676   18,009      (11,336)        6,673
Expenditures for
 assets,net.............    20,893        0   20,893          441        21,334

                         BARRETT RESOURCES CORPORATION

                                 June 30, 2000


                                     Six Months ended June 30, 2000
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................  $142,352       0  $142,352    $  3,002      $145,354
DD&A....................    48,037       0    48,037       2,267        50,304
Unrealized losses on
 mark to market
 transactions...........         0 (33,720)  (33,720)          0       (33,720)
Profit (loss)...........    64,528 (34,549)   29,979     (23,844)        6,135
Expenditures for assets,
 net....................    90,440       0    90,440         274        90,714
                                     Six Months ended June 30, 1999
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................  $ 96,134       0  $ 96,134    $  2,401      $ 98,535
DD&A....................    45,285       0    45,285       2,180        47,465
Profit (loss)...........    23,198  17,402    40,600     (21,510)       19,090
Expenditures for assets,
 net....................    39,034       0    39,034         700        39,734

7. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standard No. 137 ("SFAS 137") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS 133 in January 1, 2001, the effective date as amended by SFAS 137. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

                         BARRETT RESOURCES CORPORATION

                  For the Quarter Ended and Six Months Ended
                                 June 30, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the six months ended June 30, 2000, total assets increased $150.1 million, or 17 percent, to $1,034.4 million as compared with total assets of $884.3 million at December 31, 1999. This increase in assets is attributable to an 1) acquisition of additional working interest in certain Piceance Basin gas properties and all of the outstanding joint venture interest in a related gas gathering system, processing plant and pipeline from general industry partners, 2) an increase in receivables of $86.8 million and 3) an increase of $44.3 million in collateral margin cash calls associated with the Company's gas hedging and derivative positions. Pursuant to the terms of various hedging agreements with counterparties and based on the fair value of the Company's exposure, the Company is subject to margin deposit or letter of credit requirements. During the second quarter of 2000, as the rise in natural gas prices increased the fair value of the derivatives held by certain counterparties, margin deposits were required and paid. As of June 30, 2000, the balance of the margin deposits, reflected as current assets in the balance sheet, was $47.6 million. In addition to paying margin deposits, the Company issued letters of credit totaling $20.3 million to certain counterparties. These letters of credit and margin deposits will be released or refunded, respectively, to the Company as the related derivatives settle, natural gas prices decline or alternative arrangements are made. The $7.7 million decrease in cash and cash equivalents to $12.9 million and the $22.2 million increase in working capital to $37.0 million are partially attributed to the margin deposits paid. Net property and equipment increased $39.2 million to $765.7 million.

  In July 2000, in an effort to release various margin deposits and to reduce the Company's exposure to future margin deposit requirements, the Company transferred certain derivative positions to other counterparties not requiring margin deposits at a cost of $0.05 per Mcf to be paid as the positions settle. As a result, $30.8 million in cash margin has been returned to the Company.

  Operating cash flows before working capital adjustments totaled $51.0 million in the second quarter of 2000 and $89.7 million for the six months ended June 30, 2000 compared with $30.0 million in the second quarter of 1999 and $66.0 million for the six months ended June 30, 1999. After working capital adjustments, cash flow provided by operations decreased by $1.8 million for the second quarter of 2000 to $15.8 million as compared with the same period in 1999. For the six months ended June 30, 2000, after working capital adjustments, cash flow provided by operations decreased by $23.0 million to $46.9 million as compared with the same period in 1999. This change in cash flow after working capital adjustments between comparable periods is principally attributed to increases in the Company's receivables that are associated with higher production levels and higher natural gas and crude oil prices.

  Capital expenditures of $132.8 million (gross) for the year represent an increase of $89.3 million from the same period in 1999. These expenditures consisted principally of $97.6 million of drilling and development activities and $33.7 million associated with the acquisitions of oil and gas properties located at Piceance Basin. Of these expenditures, $72.7 million (55 percent) was invested in the Piceance Basin (including acquistions), $28.4 million (21 percent) in the Powder River Basin--Coal Bed Methane project and $19.3 million (15 percent) in the Wind River Basin. In the first six months of 2000 the Company received $42.0 million from the sale of its interest in certain oil and gas properties located principally in the Permian and Arkoma Basins. The capital expenditure budget for 2000 is forecast at approximately $166 million net of sales proceeds for property divestitures. Management continues to be sensitive to fluctuations in natural gas and oil prices and the Company's cash flow and its level of debt and will reassess the future capital expenditure levels relative to such fluctuations.

  The Company plans to continue actively acquiring, exploring and developing oil and gas properties. The Company expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies. Additional funding alternatives, including sales of non-core properties, will be considered to secure other funds for capital development. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

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

 Results of Operations

  Net income (loss) for the quarters ended June 30, 2000 and 1999 was ($4.0) million, or ($.12) per share (diluted), and $4.1 million or $.13 per share (diluted), respectively. Included in net income for the quarter ended June 30, 2000 is a $20.3 million after-tax unrealized loss on the fair value of certain derivatives ($32.7 million before tax). Excluding the negative effects of this non-cash derivative fair value unrealized loss, the Company's net income for the 2nd quarter 2000 was $16.2 million, or $.49 per share (diluted).

  For the six months ended June 30, 2000 and 1999, net income after taxes was $3.8 million, or $.11 per share (diluted), and $11.8 million, or $.36 per share (diluted). Excluding the negative effects of the non-cash fair value unrealized loss, the Company's net income for the six months ended June 30, 2000 was $24.7 million or $.75 per share, (diluted).

  Operating income for the quarter was $33.3 million, up 285 percent compared to $8.6 million for the same period in 1999. Operating income for the first six months of 2000 was $51.6 million, up 363 percent as compared to $11.1 million for the same period in 1999. This change is principally attributed to increased production volumes and stronger commodity prices.

  Gas and oil production revenues for the second quarter of 2000 increased 51 percent from $52.2 million to $78.8 million. For the six months ended June 30, 2000, production revenue increased 48 percent from $96.0 million to $142.2 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                                Quarter Ended  Six Months Ended
                                                  June 30,         June 30,
                                               --------------- ----------------
                                                2000    1999     2000    1999
                                               ------- ------- -------- -------
   Gas Revenues (000's)....................... $73,045 $47,788 $130,596 $87,449
   Gas Production (Bcf).......................    28.0    23.7     56.8    46.9
   Average Price per Mcf...................... $  2.61 $  2.02 $   2.30 $  1.87
   Oil Revenues (000's)....................... $ 5,760 $ 4,459 $ 11,572 $ 8,599
   Oil Production (MBbls).....................     231     349      462     767
   Average Price per Barrel................... $ 24.94 $ 12.78 $  25.05 $ 11.21

  (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

  Second quarter gas revenues increased 53 percent as compared with the same period in 1999, principally due to a 29 percent increase in average prices and an 18 percent increase in production volumes. For the six months ended June 30, 2000, gas revenues increased 49 percent as compared with the same period in 1999, principally due to a 23 percent increase in average prices and a 21 percent increase in production volumes. During the second quarter and six months ended June 30, 2000, the Company recognized net production hedging losses of approximately $9.2 million and $13.9 million, respectively, which were recorded in the consolidated statements of income as adjustments to gas production revenue.

  The 29 percent increase in second quarter 2000 oil revenues from the same period in 1999 is attributed to a 95 percent increase in average oil prices partially offset by a 34 percent decrease in oil production volumes. Oil revenues for the six months ended June 30, 2000 increased 35 percent compared with the same period in 1999, due to a 106 percent increase in average prices partially offset by a 40 percent decrease in oil production. The decrease in oil production volumes is principally attributable to property sales in the Permian and Uinta Basins and lower production in the Gulf of Mexico.

  Effective for the year 2000, the Company commenced reporting its trading activities on a net basis (trading revenues net of associated costs). Trading activities for 1999 have been restated to conform to the 2000 presentation. The Company marked to market certain of its derivative positions that did not qualify for hedge accounting. Changes in the fair value, also referred to as unrealized mark to market adjustments, are recognized in the income statement. An after-tax fair value loss of $20.3 million ($32.7 million before tax) is included in the Company's net trading expense for the second quarter of 2000. The Company's net trading activities, before mark to market adjustments, for the second quarter ending June 30, 2000 and 1999 were a loss of $1.4 million and a gain of $3.0 million, respectively, on gross revenues of $316.0 million and $172.1 million, respectively. Trading costs increased to $317.4 million in the second quarter of 2000 compared with $169.1 million in the same period in 1999. The Company realized net hedging income on its trading activities of approximately $3.8 million and $3.3 million in the second quarter of 2000 and 1999, respectively.

  The Company's net trading activities, before a mark to market adjustment of $33.7 million before tax, for the six months ended June 30, 2000 was a net loss of $68,000 compared with net income of $18.1 million for the same period in 1999, on gross revenues of $590.7 million and $348.5 million, respectively. Trading costs were $590.7 million for the six month period in 2000 compared with $330.4 million in 1999.

  Depreciation, depletion and amortization increased for the quarter in 2000 to $25.1 million from $23.8 million in 1999 and for the six month period from $47.5 million in 1999 to $50.3 million in 2000 due to increased production volumes.

  Interest expense, net of capitalized interest, for the second quarter of 2000 increased 15 percent to $6.0 million compared to $5.2 million for the second quarter of 1999. For the first six months of 2000, interest expense, net of capitalized interest, was $12.1 million, an increase of 14 percent compared to $10.6 million for the same period in 1999. The increase in interest expense is primarily due to higher levels of long-term debt in 2000 compared to 1999.

  The Company's largest source of operating income is from gas and oil production. The levels of the Company's revenues and earnings from gas and oil production and trading activities are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 93 percent of the Company's production revenue. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

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

  The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between two pricing points. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of June 30, 2000. The Company does not have in place as of June 30, 2000 any hedging position for its future oil production. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or (pay) to settle the contracts as of June 30, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

          For the                        Price Range
            year            Bcf           Per MMBtu             Fair Value
         ----------         ----         ------------         ---------------
            2000            16.4         $1.71--$3.12         $(32.9) million
            2001            27.7         $1.71--$2.84         $(36.5) million
            2002            29.1         $1.71--$2.84         $(22.0) million
            2003             6.3         $1.79--$2.39         $ (3.5) million
            2004             1.9                $2.32                     --
         Thereafter          7.6         $2.32--$2.36         $  .1 million

  The Company also uses commodity derivative financial instruments and contracts for the purchase and sale of natural gas at both fixed and indexed based prices in its trading activities. The financial instruments seek to reduce sensitivity to price movements, to lock in margins on its trading positions and to hedge the value of stored gas. The following table summarizes the Company's derivative positions on its natural gas trading activities as of June 30, 2000. The fair value of these instruments reflects the estimated amounts that the Company would receive or (pay) to settle the contracts as of June 30, 2000. Actual settlement of these instruments as they mature will differ from these estimates.

          For the                         Price Range
            year             Bcf           Per MMBtu             Fair Value
         ----------         -----         ------------         ---------------
            2000            646.5         $1.87--$4.23         $(26.2) million
            2001            446.6         $2.46--$4.57         $ (7.6) million
            2002            167.3         $2.46--$3.54         $  (.6) million
            2003            113.2         $2.46--$3.11         $    .7 million
            2004             94.2         $2.46--$2.93         $    .5 million
         Thereafter         115.5         $2.46--$2.93         $    .9 million

 Interest Rate Risk

  The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related to changes in interest rates. As of June 30, 2000, there have been no material changes in the Company's interest rate risk exposure, from that disclosed in the 1999 Form 10-K.

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

                          PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 4, 2000, the Company's Annual Meeting of Stockholders was held. At that meeting, the following matters were approved by the stockholders by the votes indicated below.

  (1) The following directors, constituting the entire Board of Directors, were elected:

                                                                For     Withheld
                                                             ---------- --------
   C. Robert Buford......................................... 27,885,246  73,423
   Derrill Cody............................................. 27,884,968  73,701
   Peter A. Dea............................................. 27,884,733  73,936
   James M. Fitzgibbons..................................... 27,885,058  73,611
   Hennie L.J.M. Gieskes.................................... 27,884,963  73,706
   William W. Grant, III.................................... 27,885,179  73,490
   Philippe S.E. Schreiber.................................. 27,509,205 449,464

  (2) A proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 2000 was approved with a total of 27,905,870 shares voting in favor, 16,244 shares voting against and 36,554 shares abstaining.

  (3) A proposal to adopt the Company's 2000 Stock Option Plan was approved with a total of 19,568,243 shares voting in favor, 7,700,212 shares voting against, and 689,714 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

  (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

    27.1 Financial Data Schedule

  (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                    /s/ Peter A. Dea
August 14, 2000                           By __________________________________
                                                        Peter A. Dea
                                              Chairman of the Board and Chief
                                                     Executive Officer


                                                    /s/ J. Frank Keller
August 14, 2000                           By __________________________________
                                                      J. Frank Keller
                                                  Chief Financial Officer