Form 10-Q
period 2000-09-30
BARRETT RESOURCES CORP
filed 2000-11-13
CIK 351993

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

               For the quarterly period ended September 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 33,055,586 shares of the registrant's $.01 par value common stock outstanding as of November 8, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

                                                                       Page
                                                                       ----
PART I. FINANCIAL INFORMATION
  Item 1.Financial Statements
      Consolidated Condensed Balance Sheets-- September 30, 2000 and
      December 31, 1999...............................................   3
      Consolidated Condensed Statements of Income--Three Months Ended
      September 30, 2000 and 1999.....................................   4
      Consolidated Condensed Statements of Income--Nine months ended
      September 30, 2000 and 1999.....................................   5
      Consolidated Condensed Statements of Cash Flows--Nine months
      ended September 30, 2000 and 1999...............................   6
  Item 2.Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................  12
  Item 3.Quantitative and Qualitative Disclosures About Market Risk...  15
PART II. OTHER INFORMATION
  Item 6.Exhibits and Reports on Form 8-K.............................  17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                              September 30, December 31,
                                  2000          1999
                              ------------- ------------
                               (Unaudited)
           ASSETS
Current assets:
  Cash and cash
   equivalents..............   $   28,256     $ 20,634
  Receivables, net..........      170,582       99,906
  Inventory.................       19,407       22,934
  Other current assets......       25,143       11,048
                               ----------     --------
    Total current assets....      243,388      154,522
Property and equipment,
 net........................      799,911      726,489
Other assets, net...........        2,722        3,290
                               ----------     --------
                               $1,046,021     $884,301
                               ==========     ========
      LIABILITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........   $  165,982     $ 94,293
  Amounts payable to oil and
   gas property owners......       22,982        5,879
  Production taxes payable..       35,312       22,981
  Accrued and other
   liabilities..............       16,646       16,610
  Unrealized losses on mark
   to market transactions...       10,420          --
                               ----------     --------
    Total current
     liabilities............      251,342      139,763
Long-term debt..............      337,638      355,250
Unrealized losses on mark to
 market transactions........       20,936          --
Deferred income taxes.......       38,075       25,640
Stockholders' equity:
  Preferred stock, $.001 par
   value: 1,000,000 shares
   authorized, none
   outstanding..............          --           --
  Common stock, $.01 par
   value: 45,000,000 shares
   authorized; 33,141,494
   issued (32,589,774 at
   December 31, 1999)..........       332          326
  Additional paid-in
   capital..................      285,570      271,560
  Retained earnings.........      116,822       91,762
  Treasury stock, at cost...       (4,694)         --
                               ----------     --------
    Total stockholders'
     equity.................      398,030      363,648
                               ----------     --------
                               $1,046,021     $884,301
                               ==========     ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                         Three Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
Operating revenues:
  Oil and gas production............................   $ 92,625      $ 57,670
  Other income......................................      2,316         1,236
                                                       --------      --------
                                                         94,941        58,906
Operating expenses:
  Lease operating expenses..........................     21,273        16,517
  Depreciation, depletion and amortization..........     24,470        24,106
  General and administrative........................      6,232         5,816
  Other.............................................        --              1
                                                       --------      --------
                                                         51,975        46,440
                                                       --------      --------
Operating income....................................     42,966        12,466
Other income and (expenses):
  Interest income...................................        615           151
  Interest expense..................................     (5,870)       (5,419)
  Trading activities, net...........................     (3,425)         (222)
                                                       --------      --------
                                                         (8,680)       (5,490)
                                                       --------      --------
Income for the period before income taxes...........     34,286         6,976
Provision for income taxes..........................     13,029         2,652
                                                       --------      --------
Net income for the period...........................   $ 21,257      $  4,324
                                                       ========      ========
Earnings per common share
  Basic.............................................   $   0.64      $   0.13
                                                       ========      ========
  Assuming dilution.................................   $   0.64      $   0.13
                                                       ========      ========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
Operating revenues:
  Oil and gas production............................   $ 234,793     $ 153,718
  Other income......................................       5,502         3,723
                                                       ---------     ---------
                                                         240,295       157,441
Operating expenses:
  Lease operating expenses..........................      51,060        44,168
  Depreciation, depletion and amortization..........      74,774        71,572
  General and administrative........................      19,945        17,936
  Other.............................................         --            158
                                                       ---------     ---------
                                                         145,779       133,834
                                                       ---------     ---------
Operating income....................................      94,516        23,607
Other income and (expenses):
  Interest income...................................       1,091           609
  Interest expense..................................     (17,973)      (16,000)
  Trading activities, net...........................     (37,213)       17,848
                                                       ---------     ---------
                                                         (54,095)        2,457
                                                       ---------     ---------
Income for the period before income taxes...........      40,421        26,064
Provision for income taxes..........................      15,361         9,916
                                                       ---------     ---------
Net income for the period...........................   $  25,060     $  16,148
                                                       =========     =========
Earnings per common share
  Basic.............................................   $    0.76     $    0.50
                                                       =========     =========
  Assuming dilution.................................   $    0.76     $    0.49
                                                       =========     =========


                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                        2000          1999
                                                    ------------- -------------
Cash flows from operations
  Net income.......................................   $  25,060     $ 16,148
  Adjustments needed to reconcile to net cash
   provided by operations:
    Depreciation, depletion and amortization.......      75,078       71,898
    Deferred income taxes..........................      12,435        9,384
    Unrealized losses on mark to market
     transactions..................................      32,735          --
    Other..........................................        (120)        (576)
                                                      ---------     --------
                                                        145,188       96,854
  Change in current assets and liabilities:
    Accounts receivable............................     (70,676)     (20,422)
    Other current assets...........................     (10,338)     (16,031)
    Accounts payable...............................      71,689       14,327
    Amounts due oil and gas owners.................      17,103        8,326
    Production taxes payable.......................      12,331        1,901
    Accrued and other liabilities..................        (132)      (5,542)
                                                      ---------     --------
Net cash flow provided by operations...............     165,165       79,413
                                                      ---------     --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties.....      43,835       12,550
  Additions to properties and equipment............    (193,377)     (72,523)
                                                      ---------     --------
Net cash flow used in investing activities.........    (149,542)     (59,973)
                                                      ---------     --------
Cash flows from financing activities:
  Borrowings under line of credit..................     149,500       35,000
  Borrowing on other long-term debt................       9,560          --
  Proceeds from issuance of common stock...........       9,324        9,285
  Treasury stock purchased.........................          (2)          (1)
  Payments under line of credit....................    (174,500)     (60,000)
  Payments on other long-term debt.................      (1,883)      (3,459)
                                                      ---------     --------
Net cash flow used in financing activities.........      (8,001)     (19,175)
                                                      ---------     --------
Increase in cash and cash equivalents..............       7,622          265
Cash and cash equivalents at beginning of period...      20,634       14,339
                                                      ---------     --------
Cash and cash equivalents at end of period.........   $  28,256     $ 14,604
                                                      =========     ========

                            See accompanying notes.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2000

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of September 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

  Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended September 30, 2000, the Company used an estimated effective tax rate of 38 percent.

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Line of Credit....................................   $ 175,000    $ 200,000
   7.55% Senior Notes................................     150,000      150,000
   Production Payments...............................      16,926        9,369
                                                        ---------    ---------
     Total...........................................     341,926      359,369
   Less: current portion.............................       4,288        4,119
                                                        ---------    ---------
   Long-term debt....................................   $ 337,638    $ 355,250
                                                        =========    =========

  In May 2000, the Company entered into a $15 million revolving line of credit. In October 2000, the credit facility was increased to $50 million and was used to finance an acquisition described in Note 8. This revolving line of credit expires December 31, 2000.

  As of September 30, 2000 the Company's effective interest rate, on an outstanding balance of $175 million on its line of credit averaged 7% per annum.

  The Company's outstanding letters of credit totaled $22.6 million and $2.8 million at September 30, 2000 and December 31, 1999, respectively.

                         BARRETT RESOURCES CORPORATION

                              September 30, 2000


4. EARNINGS PER SHARE

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                         Three Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
                                                           (in thousands)
   Income available to common stockholders.........     $21,257       $4,324
                                                        =======       ======
   Weighted average number of common shares used in
    basic EPS......................................      32,977       32,431
   Effect of dilutive securities:
     Stock options.................................         334          778
     Written put option............................         --            56
                                                        -------       ------
   Weighted number of common shares and dilutive
    potential common stock used in EPS - assuming
    dilution.......................................      33,311       33,265
                                                        =======       ======

                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
                                                           (in thousands)
   Income available to common stockholders.........     $25,060       $16,148
                                                        =======       =======
   Weighted average number of common shares used in
    basic EPS......................................      32,786        32,212
   Effect of dilutive securities:
     Stock options.................................         379           357
     Written put option............................         --            118
                                                        -------       -------
   Weighted number of common shares and dilutive
    potential common stock used in EPS - assuming
    dilution.......................................      33,165        32,687
                                                        =======       =======

5. TRADING AND HEDGING ACTIVITY

  The Company uses both commodity futures contracts and price swaps to hedge the impact of price fluctuations on a portion of its production and trading activities. The Company enters into a hedging position in order to mitigate for the effect of certain specific transactions that, in management's opinion, may expose the Company to an unacceptable market price risk. Price swaps or commodities transactions without corresponding scheduled physical transactions (scheduled physical transactions include committed trading activities or production from producing wells) do not qualify for hedge accounting and are recorded at fair value. As of September 30, 2000, the Company had total liabilities recorded of $31.4 million related to the fair value of written options and trading items marked to market as defined in EITF 98-10. Utilizing appropriate mark to market criteria, the Company recorded an unrealized gain on these contracts of approximately $1.0 million for the third quarter and an unrealized loss of $32.7 million for the nine months ended September 30, 2000. These

                         BARRETT RESOURCES CORPORATION

                              September 30, 2000

unrealized gains and losses associated with the Company's trading activities, are included in trading activities which are presented on a net basis in the accompanying financial statements. Gross trading activities are summarized in the table below.

                                             Three Months ended September 30
                                             --------------------------------
   Trading Activities                             2000             1999
   ------------------                        ---------------  ---------------
                                                     (in thousands)
   Revenues, gross.......................... $       332,021  $       219,869
   Operating expenses, gross................        (336,431)        (220,091)
   Unrealized gains on mark to market
    transactions............................             985              --
                                             ---------------  ---------------
   Net trading (expenses) income............ $        (3,425) $          (222)
                                             ===============  ===============
                                             Nine Months ended September 30
                                             --------------------------------
   Trading Activities                             2000             1999
   ------------------                        ---------------  ---------------
                                                     (in thousands)
   Revenues, gross.......................... $       922,692  $       568,337
   Operating expenses, gross................        (927,170)        (550,489)
   Unrealized losses on mark to market
    transactions............................         (32,735)             --
                                             ---------------  ---------------
   Net trading (expenses) income............       $ (37,213) $        17,848
                                             ===============  ===============

  Due to the impact of rising natural gas prices on the fair value of derivative positions held with various counterparties, the Company was required to pay margin deposits or issue letters of credit to certain counterparties. As of September 30, 2000, the Company had outstanding letters of credit of $20.3 million and a balance of $16.5 million in margin deposits held by counterparties. These letters of credit and margin calls will be released or refunded, respectively, to the Company as the derivatives settle, natural gas prices decline or through other arrangements. Margin deposits are reflected as other current assets in the balance sheet.

6. BUSINESS SEGMENT INFORMATION

  The Company operates in two business segments: oil and gas exploration, development and production and natural gas trading. In addition to marketing its own gas, the Company engages in natural gas trading activities, which involves purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company. Trading revenues, expenses and unrealized losses and gains are presented on a net basis.

  The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated, except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                         BARRETT RESOURCES CORPORATION

                               September 30, 2000


                                    Quarter ended September 30, 2000
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................  $ 92,746 $     0  $ 92,746    $  2,195      $ 94,941
DD&A....................    22,013       0    22,013       2,457        24,470
Unrealized gains on mark
 to market
 transactions...........         0     985       985           0           985
Profit (loss)...........    49,460  (3,763)   45,697     (11,411)       34,286
Expenditures for assets,
 net....................    57,940       0    57,940         888        58,828
                                    Quarter ended September 30, 1999
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................  $ 57,742 $     0  $ 57,742    $  1,164      $ 58,906
DD&A....................    22,997       0    22,997       1,109        24,106
Profit (loss)...........    18,228    (545)   17,683     (10,707)        6,976
Expenditures for assets,
 net....................    19,465       0    19,465         774        20,239
                                  Nine months ended September 30, 2000
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Revenues................  $235,098 $     0  $235,098    $  5,197      $240,295
DD&A....................    70,050       0    70,050       4,724        74,774
Unrealized losses on
 mark to market
 transactions...........         0 (32,735)  (32,735)          0       (32,735)
Profit (loss)...........   113,988 (38,312)   75,676     (35,255)       40,421
Expenditures for assets,
 net....................   148,380       0   148,380       1,162       149,542

                                  Nine months ended September 30, 1999
                          ----------------------------------------------------
                                   Natural
                           Oil &     Gas   Segments  Corporation
                          Gas E&P  Trading  Total   & Unallocated Consolidated
                          -------- ------- -------- ------------- ------------
                                             (in thousands)
Revenues................. $153,876 $    0  $153,876    $ 3,565      $157,441
DD&A.....................   68,282      0    68,282      3,290        71,572
Profit (loss)............   41,426 16,857    58,283    (32,219)       26,064
Expenditures for
 assets,net..............   58,499      0    58,499      1,474        59,973

                         BARRETT RESOURCES CORPORATION

                              September 30, 2000

7. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standard No. 137 ("SFAS 137") in June 1999 and amended by SFAS 138 which was issued in July 2000. SFAS 133 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. They also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS 133 on January 1, 2001, the effective date as amended by SFAS 137. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. However, SFAS 133 is expected to increase volatility in earnings and other comprehensive income.

8. SUBSEQUENT EVENT

  In October 2000, the Company acquired interests in 54,675 gross and net acres of coal bed methane properties with 57 producing wells and a gas gathering and compression system in southern Colorado for a purchase price of approximately $52.9 million. The acquired properties have approximately 75 billion cubic feet of proved coal bed methane gas reserves. Approximately 80 percent of these proved reserves are undeveloped. The acquisition was financed by a short-term credit facility.

9. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

                                               Nine Months ended September 30
                                               -------------------------------
                                                    2000            1999
                                               --------------- ---------------
                                                       (in thousands)
Cash amounts paid for interest and income
 taxes are as follows:
  Interest.................................... $        23,699 $        18,768
  Income Taxes................................             326           3,764
Non-cash investing and financing activities:
  Common Stock/treasury share options
   exercised..................................           4,692             627

                         BARRETT RESOURCES CORPORATION

                  For the Quarter Ended and Nine months ended
                              September 30, 2000

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the nine months ended September 30, 2000, total assets increased $161.7 million, or 18 percent, to $1.046 billion as compared with total assets of $884.3 million at December 31, 1999. This increase in assets is principally attributable to 1) the Company's drilling and development activities, 2) an acquisition of additional working interest in certain Piceance Basin gas properties and all of the outstanding joint venture interest in a related gas gathering system, processing plant and pipeline from general industry partners and 3) an increase in receivables of $70.7 million, caused by higher gas prices.

  During the third quarter of 2000, the Company reduced its margin deposits held by various derivative counterparties from $47.6 million at June 30, 2000 to $16.5 million as of September 30, 2000 by transferring certain derivative positions to counterparties not requiring margin deposits and through the normal settlement of derivatives maturing. In addition to paying margin deposits, the Company issued letters of credit totaling $20.3 million to certain counterparties. These letters of credit and margin deposits will be released or refunded, respectively, to the Company as the related derivatives settle, natural gas prices decline or alternative arrangements are made.

  Cash and cash equivalents increased by $7.6 million to $28.3 million and working capital decreased to a negative $8.0 million. Net property and equipment increased $73.4 million to $799.9 million.

  Operating cash flows before working capital adjustments totaled $55.5 million in the third quarter of 2000 and $145.2 million for the nine months ended September 30, 2000 compared with $30.9 million in the third quarter of 1999 and $96.9 million for the nine months ended September 30, 1999. After working capital adjustments, cash flow provided by operations increased by $108.7 million for the third quarter of 2000 to $118.3 million as compared with the same period in 1999. For the nine months ended September 30, 2000, after working capital adjustments, cash flow provided by operations increased by $85.8 million to $165.2 million as compared with the same period in 1999. This change is principally attributed to stronger commodity prices together with increased gas production in 2000 compared to 1999.

  Capital expenditures of $193.4 million (gross) for the year represent an increase of $120.9 million from the same period in 1999. These expenditures consisted principally of $182.1 million of drilling and development activities and $34.4 million associated with the acquisitions of oil and gas properties located in the Piceance Basin and a related gas gathering system, processing plant and pipeline. Of these expenditures, $98.5 million (51 percent) was invested in the Piceance Basin (including acquisitions), $40.9 million (21 percent) in the Powder River Basin--Coal Bed Methane project and $29.7 million (15 percent) in the Wind River Basin. In the first nine months of 2000, the Company received proceeds of $43.8 million from the sale of its interest in certain oil and gas properties located principally in the Permian and Arkoma Basins. The capital expenditure budget for 2000 is forecast at approximately $251.2 million, net of sales proceeds for property divestitures. Management continues to be sensitive to fluctuations in natural gas and oil prices, the Company's cash flow and its level of debt, and will reassess the future capital expenditure levels relative to such fluctuations.

  In October, the Company acquired interests in 54,675 gross and net acres of coal bed methane properties with 57 producing wells and a gas gathering and compression system in southern Colorado for a purchase price of approximately $52.9 million. The acquired properties have approximately 75 billion cubic feet of proved coal bed methane gas reserves. Approximately 80 percent of these proved reserves are undeveloped. This acquisition was funded through the use of a short-term credit facility.

  The Company is negotiating a five year bank credit facility to replace its current line of credit facility and to provide long-term financing for future growth opportunities and on-going operations. Management expects to have the new bank facility in place by January 2001.

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

Results of Operations

  Net income for the quarters ended September 30, 2000 and 1999 was $21.3 million, or $.64 per share (diluted), and $4.3 million or $.13 per share (diluted), respectively. Included in net income for the quarter ended September 30, 2000 is a $0.6 million after-tax unrealized gain on the fair value of certain derivatives ($1.0 million before tax). Excluding the positive effects of this non-cash derivative fair value unrealized gain, the Company's net income for the 3rd quarter 2000 was $20.7 million, or $.62 per share (diluted).

  For the nine months ended September 30, 2000 and 1999, net income after taxes was $25.1 million, or $.76 per share (diluted), and $16.1 million, or $.49 per share (diluted). For the nine months ended September 30, 2000, the Company has recognized $20.3 million after tax unrealized losses on the fair value of certain derivatives ($32.7 million before tax). Excluding the negative effects of the non-cash fair value unrealized loss, the Company's net income for the nine months ended September 30, 2000 was $45.4 million or $
1.37 per share, (diluted).

  Operating income for the quarter was $43 million, up 245 percent compared to $12.5 million for the same period in 1999. Operating income for the first nine months of 2000 was $94.5 million, up 300 percent as compared to $23.6 million for the same period in 1999. This change is principally attributed to stronger commodity prices together with increased gas production in 2000 compared to 1999.

  Gas and oil production revenues for the third quarter of 2000 increased 61 percent from $57.7 million to $92.6 million. For the nine months ended September 30, 2000, production revenue increased 53 percent from $153.7 million to $234.8 million. Production revenues and related volumes and average prices during the periods presented were as follows:

                                               Quarter Ended  Nine months ended
                                               September 30,    September 30,
                                              --------------- -----------------
                                               2000    1999     2000     1999
                                              ------- ------- -------- --------
   Gas Revenues (000's)...................... $86,642 $52,293 $217,238 $139,742
   Gas Production (Bcf)......................    27.3    24.3     84.1     71.2
   Average Price per Mcf..................... $  3.18 $  2.15 $   2.58 $   1.96
   Oil Revenues (000's)...................... $ 5,983 $ 5,377 $ 17,555 $ 13,976
   Oil Production (MBbls)....................     217     358      679    1,125
   Average Price per Barrel.................. $ 27.57 $ 15.02 $  25.85 $  12.42

  (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

  Third quarter gas revenues increased 66 percent as compared with the same period in 1999, principally due to a 48 percent increase in average prices and a 12 percent increase in production volumes. For the nine months ended September 30, 2000, gas revenues increased 55 percent as compared with the same period in 1999, principally due to a 32 percent increase in average prices and an 18 percent increase in production volumes. During the third quarter and nine months ended September 30, 2000, the Company recognized net production hedging losses of approximately $12.6 million and $26.6 million, respectively, which were recorded in the consolidated statements of income as adjustments to gas production revenue.

  The 11 percent increase in third quarter 2000 oil revenues from the same period in 1999 is attributed to an 84 percent increase in average oil prices partially offset by a 39 percent decrease in oil production volumes. Oil revenues for the nine months ended September 30, 2000 increased 26 percent compared with the same period in 1999, due to a 108 percent increase in average prices partially offset by a 40 percent decrease in oil production. The decrease in oil production volumes is principally attributable to property sales in the Permian and Uinta Basins and lower production in the Gulf of Mexico.

  Effective for the year 2000, the Company commenced reporting its trading activities on a net basis (trading revenues net of associated costs). Trading activities for 1999 have been restated to conform to the 2000 presentation. The Company marked to market certain of its derivative positions that did not qualify for hedge accounting. Changes in the fair value, also referred to as unrealized mark to market adjustments, are recognized in the income statement. An after-tax fair value gain of $0.6 million ($1.0 million before tax) is included in the Company's net trading expense for the third quarter of 2000. The Company's net trading activities, before mark to market adjustments, for the third quarter ending September 30, 2000 and 1999 were losses of $4.4 million and $0.2 million, respectively, on gross revenues of $332 million and $219.9 million, respectively. Trading costs increased to $336.4 million in the third quarter of 2000 compared with $220.1 million in the same period in 1999. The Company realized net hedging income on its trading activities of approximately $0.9 million and $2.3 million in the third quarter of 2000 and 1999, respectively.

  The Company's net trading activities, before an after tax fair value loss of $20.3 million ($32.7 million before tax), for the nine months ended September 30, 2000 was a net loss of $4.5 million compared with net income of $17.8 million for the same period in 1999, on gross revenues of $922.7 million and $568.3 million, respectively. Trading costs were $927.2 million for the nine month period in 2000 compared with $550.5 million in 1999.

  Depreciation, depletion and amortization increased for the third quarter of 2000 to $24.5 million from $24.1 million in 1999 and for the nine month period from $71.6 million in 1999 to $74.8 million in 2000. The increase for both periods is principally attributed to higher production volumes.

  Interest expense, net of capitalized interest, for the third quarter of 2000, increased 8 percent to $5.9 million compared to $5.4 million for the third quarter of 1999. For the nine months ended September 30, 2000, interest expense, net of capitalized interest, was $18 million, an increase of 12 percent compared to $16 million for the same period in 1999. The increase in interest expense is primarily due to higher levels of long-term debt in 2000 compared to 1999.

  The Company's largest source of operating income is from gas and oil production. The levels of the Company's revenues and earnings from gas and oil production and trading activities are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 93 percent of the Company's production revenue in 2000. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between two pricing points. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of September 30, 2000. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or (pay) to settle the contracts as of September 30, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

       For the year       Bcf          Price Range Per MMBtu           Fair Value
       ------------       ----         ---------------------         ---------------
           2000            7.8            $1.6376--$1.72             $(22.7) million
           2001           32.2            $1.6376--$1.72             $(72.1) million
           2002           28.7            $1.6376--$1.74             $(47.2) million
           2003            5.8            $1.6396--$1.72             $ (9.0) million
           2004            0.9            $1.6996                    $ (0.9) million

  The Company also uses commodity derivative financial instruments and contracts for the purchase and sale of natural gas at both fixed and indexed based prices in its trading activities. The financial instruments seek to reduce sensitivity to price movements, to lock in margins on its trading positions and to hedge the value of stored gas. The following tables summarize the Company's derivative positions on its natural gas trading activities as of September 30, 2000. The fair value of these instruments reflects the estimated amounts that the Company would receive or (pay) to settle the contracts as of September 30, 2000. Actual settlement of these instruments as they mature will differ from these estimates.

                       CONTRACTS TO PURCHASE NATURAL GAS

       For the year       Bcf          Price Range Per MMBtu           Fair Value
       ------------       ----         ---------------------         --------------
           2000           52.5           $1.8425--$2.6375            $ 13.8 million
           2001           78.3           $1.8425--$2.4550            $  8.1 million
           2002           27.5              Indexed Based            $(3.3) million
           2003           24.9              Indexed Based            $(3.1) million
           2004           22.1              Indexed Based            $(3.1) million
        Thereafter        30.2              Indexed Based            $(6.4) million

                         CONTRACTS TO SELL NATURAL GAS

       For the year        Bcf          Price Range Per MMBtu           Fair Value
       ------------       -----         ---------------------         ---------------
           2000            88.4            $1.6425--$3.770            $(15.4) million
           2001           168.0            $1.9200--$3.770            $ (9.7) million
           2002            74.0            $2.3725--$2.465            $   3.6 million
           2003            52.8            $2.3725--$2.465            $   3.4 million
           2004            45.7            $2.3725--$2.465            $   3.5 million
        Thereafter         55.2            $2.3725--$2.465            $   9.2 million

                   DERIVATIVE FINANCIAL INSTRUMENT POSITIONS

       For the year        Bcf          Price Range Per MMBtu           Fair Value
       ------------       -----         ---------------------         ---------------
           2000           195.4            $1.8100--$5.055            $(11.2) million
           2001           266.3            $1.9050--$5.055            $ (8.5) million
           2002            42.9            $2.8400                    $ (6.2) million
           2003            36.8              Indexed Based            $ (1.3) million
           2004            26.8              Indexed Based            $ (1.8) million
        Thereafter         21.0              Indexed Based            $ (6.2) million

 Interest Rate Risk

  The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related to changes in interest rates. As of September 30, 2000, there have been no material changes in the Company's interest rate risk exposure, from that disclosed in the 1999 Form 10-K.

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

                          PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

    10.10 Severance Protection agreement dated July 10, 2000 between Registrant and Joseph N. Jaggers.

    27.1 Financial Data Schedule

  (b) On July 10, 2000, the Company filed a form 8-K pertaining to a press release issued by the Company, dated June 29, 2000, regarding an update on the Company's gas marketing positions.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                    /s/ Peter A. Dea
November 13, 2000                         By __________________________________
                                                        Peter A. Dea
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                                    /s/ J. Frank Keller
November 13, 2000                         By __________________________________
                                                      J. Frank Keller
                                                  Chief Financial Officer