Form 10-K405
period 2000-12-31
BARRETT RESOURCES CORP
filed 2001-04-02
CIK 351993

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

                       For Year Ended December 31, 2000

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

                                    (None)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if there are no delinquent filers to disclose herein pursuant to Item 405 of Regulation S-K, and there will not be any delinquent filers to disclose, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2001, the Registrant had 33,461,004 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $1,962,981,137. This calculation is based upon the closing sale price of $ 61.76 per share for the stock on March 15, 2001. Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   Item                                                                   Page
   ----                                                                   ----

                                     PART I

 1 and 2. Business and Properties.......................................    1
 3.       Legal Proceedings.............................................   15
 4.       Submission of Matters to Vote of Security Holders.............   16

                                    PART II

 5.       Market for the Company's Common Stock and Related Security
          Holders Matters...............................................   17
 6.       Selected Financial Data.......................................   17
 7.       Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   17
 7A.      Quantitative and Qualitative Disclosures About Market Risk....   22
 8.       Financial Statements and Supplementary Data...................   24
 9.       Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   24

                                    PART III

 10.      Directors and Executive Officers of the Company...............   25
 11.      Executive Compensation........................................   28
 12.      Security Ownership of Certain Beneficial Owners and
          Management....................................................   32
 13.      Certain Relationships and Related Transactions................   33

                                    PART IV

 14.      Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   34

                                    PART I

Items 1. and 2. Business and Properties

General

   Barrett Resources Corporation ("Barrett") is an independent gas and oil exploration and production company. Unless the context otherwise requires, the terms "Barrett" or "Company" refer to Barrett and its subsidiaries.

   The Company's corporate offices are located at 1515 Arapahoe Street, Tower 3, Suite 1000, Denver, Colorado 80202, where the telephone number is (303) 572-3900.

   On March 12, 2001, Shell Oil Company, acting through its indirect wholly-owned subsidiary SRM Acquisition Company ("Sub"), commenced an unsolicited tender offer (the "Shell Offer") in which it offered to purchase all the outstanding shares of the Company for $55.00 per share, subject to certain conditions. On March 22, 2001, the Company announced that the Company's Board of Directors had voted unanimously to recommend that the Company's stockholders reject the Shell Offer as inadequate and not in the best interests of the Company's stockholders. The full text of the Board's recommendation is contained in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission. In connection with the Shell Offer, Shell filed a preliminary consent statement and other solicitation materials in which it indicated its intent to solicit written consents of Barrett's stockholders to remove the current directors of Barrett and replace them with Shell's nominees (the "Shell Consent Solicitation"). The Company has filed preliminary consent revocation solicitation materials in which the Company indicates it will solicit the revocation of any consents granted to Shell. Copies of these filings with the SEC may be viewed on the SEC's web site at www.sec.gov. A description of litigation filed against the Company and its directors that is related to the Shell Offer is described below under "Item 3. Legal Proceedings--Litigation Concerning Shell Oil Company Offer."

Oil and Gas Exploration and Development

   Barrett's core areas of activity are in the Rocky Mountain Region of Colorado, Wyoming and Utah and the Mid-Continent Region of Kansas and Oklahoma. At December 31, 2000, the Company's estimated proved reserves were 1,372 Bcfe (96% natural gas and 4% crude oil) with an implied reserve life of
11.6 years based on 2000 total production of 117.6 Bcfe. The Company's net daily production averaged 321 MMcfe for the year ended December 31, 2000.

   The Company concentrates its activities in core areas in which it has accumulated detailed geologic knowledge and developed significant technical expertise. The Company continues to build on its interests in the Piceance Basin in northwestern Colorado, the Wind River Basin in central Wyoming, the Powder River Basin of northeastern Wyoming. and the Unita Basin of northern Utah. In October 2000, the Company acquired a new coal bed methane property in the Raton Basin of south central Colorado. The Company also has significant interests in the Hugoton Embayment in southwestern Kansas, the Niobrara play in northeastern Colorado, and the Anadarko Basin in Oklahoma. At December 31, 2000, these principal areas represented approximately 97% of the Company's estimated proved reserves.

   As of December 31, 2000, the Company owned an interest in 4,284 wells, of which 3,441 were producing. Of these producing wells, 2,680 were operated by the Company. These operated wells contributed approximately 91% of the Company's natural gas and oil production for the year ended December 31, 2000. The Company also owns and operates a natural gas gathering system, a 27-mile pipeline and a natural gas processing plant in the Piceance Basin.

   Barrett markets all of its own natural gas and oil production from wells that it operates. In addition, the Company engages in natural gas trading activities, which involve purchasing natural gas from third parties and selling natural gas to other parties at prices and volumes that management anticipates will result in profits to the Company. See "Natural Gas and Oil Marketing and Trading."

Employees

   As of December 31, 2000, the Company employed 231 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory. The Company has had no work stoppages or strikes.

Core Areas of Activity

   The following table sets forth reserves and production concerning the Company's core areas of activity:

                                                               Average Daily
                         Estimated Proved  Estimated Proved   Production for
                            Reserves at       Reserves at       Year Ended
     Basin or Field      December 31, 1999 December 31, 2000 December 31, 2000
     --------------      ----------------- ----------------- -----------------
                              (Bcfe)             (Bcfe)           (MMcfe)
Rocky Mountain Region
  Wind River............        126.3              76.5             56.4
  Piceance..............        461.1             613.4            102.9
  Powder River--Oil.....         17.7              18.2             12.8
  Powder River--CBM.....        231.0             344.6             67.9
  Raton Basin...........          --               77.0              1.0
  Green River...........         11.9              11.5              2.7
  Uinta.................         41.0              46.4              3.3
  Niobrara..............         25.4              24.8              6.0
Mid-Continent Region
  Anadarko..............         17.0              14.1             16.9
  Hugoton Embayment.....        142.3             131.4             31.5
Gulf of Mexico Region...         23.5              13.8             16.6
Other Natural Gas and
 Oil Activities (1).....         36.6                .2              3.1
                              -------           -------            -----
Total...................      1,133.8           1,371.9            321.1
                              =======           =======            =====

--------
(1) The reserves as of December 31, 1999 included 11.9 Bcfe located in the Permian Basin of west Texas and southeast New Mexico, 19.7 Bcfe located in the Arkoma Basin of Oklahoma, and 4.9 Bcfe located in the Meeteetse Field in northwest Wyoming. The Company sold its Permian Basin reserves, effective February 1, 2000, for $16.3 million, and sold its Arkoma Basin reserves for $25 million, effective April 1, 2000. The Meeteetse Field reserves were sold for $1.8 million, effective June 1, 2000.

Rocky Mountain Region

   Piceance Basin. The Piceance Basin is located in northwestern Colorado. The Company's operations in the basin are focused on the Parachute, Rulison and Grand Valley Fields. The primary geologic target is the lenticular sandstone of the Williams Fork Formation of the Mesaverde Group.

   As of December 31, 2000, the Company owned interests in 530 Piceance Basin wells, 504 of which it operates. Ninety-one of these wells were drilled during 2000. Its Piceance Basin properties represented 45% of the Company's year-end 2000 reserves. Thirty-two percent of the Company's 2000 production was from the Piceance Basin. Net production at year-end was 103 Mmcfd.

   In January 2000, Barrett purchased the remaining six percent working interest in the Company operated wells in the Basin and the remaining interest in the Grand Valley Gathering System for approximately $34.4 million. In addition, in October 2000, the Colorado Oil and Gas Conservation Commission (the "COGCC") granted the Company's application for 20-acre well density on approximately 9,000 acres in the basin. On March 5, 2001, the Company filed a new application with the COGCC requesting approval for 20-acre well density on an additional 16,000 acres of Federal land.

   The Company has developed a new Piceance Basin exploratory prospect to target the Mesaverde formation northeast of the Rulison Field. Approximately 26,000 acres have been accumulated for this prospect and the Company has sold a 40 percent working interest to another exploration and production company. During the second quarter of 2001, two exploratory wells, the No. 1 Halandras (total depth 12,500 feet) and No. 1 Woodward (total depth 10,200 feet), are intended to be drilled on this prospect.

   Approximately 46 percent of the Company's 2001 capital budget will be devoted to drilling 115 wells in the Piceance Basin. In addition to the two exploratory wells noted above, the Company is planning to drill one well to the Mancos Formation, one horizontal well in the Corcoran Formation and over 100 Williams Fork wells. The Company will employ a fifth rig for the drilling of Williams Fork wells beginning in the first half of 2001. In addition, the Company is planning a 40 square mile 3-D seismic program to enhance the evaluation of the Williams Fork and Cozzette/Corcoran Formations.

   Grand Valley Gathering System. The Grand Valley Gathering System ("System") consists of a gathering system, a 27-mile pipeline and a gas processing plant. As of December 31, 2000, the System was connected to 425 producing wells. The System has the flexibility to deliver natural gas to four interstate pipelines as well as Public Service Company of Colorado's ("PSCo") western Colorado distribution system. Subject to the take-away capacity of the four interstate pipelines and the PSCo line, this System is capable of delivering over 150 MMcf of gas per day.

   Powder River Basin. In the Powder River Basin of northeastern Wyoming, the Company is active in a coal bed methane exploration and development program and continues to produce oil from a Minnelusa sandstone play.

   Coal Bed Methane. In October 1997, the Company entered into a joint development agreement to participate, with a 50% working interest, in a coal bed methane ("CBM") project covering a 2.1 million acre area of mutual interest ("AMI") located north and south of Gillette, Wyoming. In 2000, the Company increased its coal bed methane leasehold position to over 1,051,000 gross acres (468,000 net). The coal seams lie 300 to 2,000 feet below the surface, making drilling and completion of the wells relatively inexpensive. In 2000, the Company participated in the drilling of 978 wells in the Wyodak Development fairway and 100 wells in the Big George Exploratory fairway. Of this total, 260 were producing and 818 wells were waiting on pipeline connection at year-end. A total of 1,444 coal bed methane wells were producing at year-end 2000. Additionally, the Company has a 10% working interest in the 90-mile Fort Union Gas Gathering System that was completed in September 1999.

   The Bureau of Land Management ("BLM") required an Environmental Impact Study ("EIS") prior to approving additional drilling on Federal leases in the Powder River Basin. Approximately half of the Company's acreage in the Powder River Basin is on Federal leases. The Record of Decision ("ROD") for the Wyodak EIS was issued in November 1999. Due to a greater than expected development on fee and State lands, industry development on Federal lands was limited to approximately 890 additional wells. A new basin-wide EIS is in progress and is expected to be completed by the first half of 2002. In the case where Federal acreage is being drained from adjoining fee as provided by EIS and State locations, the BLM is permitting the drilling of additional "drainage protection wells" on Federal lands. An Environmental Assessment covering "drainage protection wells" was approved on March 19, 2001. It is anticipated that this Environmental Assessment will allow industry to drill additional "drainage protection wells."

   At December 31, 2000, the Powder River Basin CBM play represented 25% of the Company's proved reserves and 21% of the Company's total 2000 production. The Company currently intends to spend 14% of its 2001 capital expenditure budget in the CBM project by participating in approximately 920 wells, including 188 "drainage protection wells" which are expected to be permitted as a result of the March 19 approval of the Environmental Assessment.

   Conventional Oil and Gas. As of December 31, 2000, the Powder River Basin Minnelusa sandstone conventional oil operations represented 1% of the Company's proved reserves, and 4% of the Company's total 2000 production. Minnelusa production contributed approximately 39% of the Company's 2000 daily oil production

   Wind River Basin. In 1994, following its major natural gas discovery in the Cave Gulch Field, the Company began a focused exploration and development program in the Wind River Basin of central Wyoming, particularly along the Owl Creek Thrust fault. The Company has continued to acquire additional acreage in this core area and currently owns working interests ranging from 25% to 100% in 12,650 gross (9,617 net) leasehold acres in the Cave Gulch area, including a 94% working interest in the Cave Gulch Federal Unit covering the Fort Union and Lance Sandstones.

   The Company's seventh Cave Gulch area deep test well, the Cave Gulch No. 4-19, reached total depth of 18,750 feet in May 2000. The Company moved uphole to the First, Third, and Fifth Frontier Formations and fracture stimulated those zones in mid-February 2001. These formations tested wet and, therefore, were not commercial. The Company currently holds over 7,600 net acres in this area, and owns an 81% working interest in this well.

   Owl Creek Thrust. The Company is presently evaluating a 123 square mile 3-D seismic survey on the East Madden prospect. This survey targets the Lance and Mesa Verde formations at a depth range of 9,000 to 17,500 feet. The Company has also entered into an agreement with another third party to acquire, at the third party's sole cost, a 120 square mile 3-D seismic survey covering the Boone Dome Prospect in exchange for certain leasehold interests along the Owl Creek Thrust. The Company retained a 33.3% working interest in the Boone Dome Prospect. The 3-D seismic data is presently being acquired.

   At December 31, 2000, the Wind River Basin represented 5.6% of the Company's estimated proven reserves and 17.6% of the Company's total 2000 production. The Company intends to spend 4% of its 2001 capital expenditure budget in the Wind River Basin for development, leasehold acquisition, seismic surveys and exploration. The Company plans to recomplete at least five deep Frontier-Muddy-Lakota wells and two Lance wells. Along the Owl Creek Thrust the Company plans to drill at least two exploratory tests, targeting the Lance and Mesaverde Sands.

   Raton Basin. Effective October 1, 2000, Barrett acquired a new coal bed methane property in the Raton Basin of southern Colorado for $52.9 million. This property represents a new core area for the Company and is expected to yield significant production and reserve growth during the next 3 to 5 years. The properties include 54,600 net acres of lease and mineral interests, 77 Bcf of proved reserves (79% proved undeveloped), 58 producing coal bed methane wells and a gas gathering/compression system. Current gross gas sales from the properties are approximately 8,000 mcfd.

   A continuous drilling program began in mid-November. This drilling targets the Vermejo and Raton formation coals. Ten new wells were drilled in late 2000. Additional activities included the expansion of the low-pressure gathering system to accommodate the anticipated future increased gas volumes.

   During 2001, the Company plans to spend 14% of its capital expenditure budget to drill over 140 new wells in the Raton Basin.

   Hanna Basin. During 2000, the Company drilled seven coal bed methane wells (51% working interest) to evaluate the 42,000 acres it had assembled in the Hanna Basin, which is located just east of the Greater Green River Basin in Carbon County, Wyoming. These wells targeted the Hanna Formation (Ft.Union-age equivalent), which contains over 130 net feet of coal in three separate coal seams at depths ranging from 1,000 feet to 4,500 feet. A six-well pilot area was drilled to begin the dewatering process of the lowermost coalbed, the Hanna #2 coal bed. A seventh well was drilled as a stepout to evaluate the potential of a second pilot area. After being completed without fracture stimulations, the six pilot wells are pumping 650 barrels of water per day and producing traces of gas after approximately 70 days. The target coal seams contain higher gas contents than the Powder River coal beds. In addition to the three deeper target coal seams, shallower coal seams containing over 50 feet of net coal are also present under selected areas of the acreage block.

   During 2001, the Company anticipates drilling 18 additional wells. Of these, 11 wells are intended to expand the current pilot with 80-acre well density, five wells are to begin a second pilot, and two wells are to further investigate the extent of the target coal seams. The Company intends to spend 1% of its 2001 capital budget in the Hanna Basin for drilling these 18 wells.

   Green River Basin. The Green River Basin is located in southwest Wyoming. Barrett has begun production testing on a five well coal bed methane pilot, the Rock Ridge Prospect. Four wells are currently completed in coals near the middle of the Rock Springs Formation, and fifth pilot has been completed in a five-spot pattern around a pre-existing test well. Each of the five wells is testing approximately 20 feet of net coal within a gross 120 to 150 foot interval at 3,900 to 4,000 feet. The Rock Springs Formation contains 100 feet of coal within the pilot area. In 2001, Barrett intends to spend 2% of its capital expenditure budget drilling approximately 12 wells within this project area.

   Uinta Basin--Brundage Canyon Field. Brundage Canyon field is located in Duchesne County, Utah on the southwestern side of the Uinta Basin in the northeastern part of the state. The multiple sandstone and carbonate reservoirs in this field are part of the lower Green River Formation and currently produce oil and associated natural gas from depths ranging from 3,500 to 6,100 feet.

   The Company has completed the necessary regulatory filings for its 640-acre Douglas Creek pilot waterflood project. Water source wells have been drilled and injection into four Douglas Creek wells will begin during 2001. Secondary recovery from the Douglas Creek reservoirs is anticipated to recover an additional 15% of the oil in place.

   On December 31, 2000, the Brundage Canyon Field represented 3% of the Company's estimated proved reserves, and 1% of the Company's total 2000 production. The Company intends to spend 16% of its 2001 capital budget on Brundage Canyon field development, including the drilling of more than 40 wells and the construction of related facilities and infrastructure.

   Northeastern Colorado--Niobrara. This is a shallow natural gas play targeting a 20 to 50 foot thick chalk reservoir in the Upper Cretaceous Niobrara Formation. During 2000, the Company acquired 31 miles of proprietary seismic data. The Company drilled three Niobrara wells during 2000, none of which were successful.

   At December 31, 2000, the Niobrara represented 2% of the Company's estimated proved reserves, and 2% of the Company's total 2000 production. The Company intends to spend 2% of its 2001 capital budget in the play for the drilling of more than 20 wells and to acquire additional leases and seismic data.

Mid-Continent Region

   Hugoton Embayment. The Hugoton Embayment is located in southwestern Kansas, the Oklahoma panhandle and the Texas panhandle. The Company produces natural gas from two fields in the Hugoton Embayment: the Hugoton and Panoma Fields.

   Hugoton Field. In the Hugoton Field, the Company has a working interest in 342 gross wells. It operates 293 of these wells, which produce from the Chase Formation. One well was drilled and placed on production during 2000.

   Panoma Field. Panoma is the field designation for natural gas produced from the Council Grove Formation, located beneath the Chase Formation. The Council Grove Formation has similar reservoir rocks as the Chase Formation, however, the productive limits are not as extensive. Presently, the Company has a working interest in 55 gross Panoma wells and operates 51 of those wells.

   At December 31, 2000, the Hugoton Embayment represented 10% of the Company's estimated proved reserves and 10% of the Company's total 2000 production. The Company intends to spend 1% of its 2001 capital expenditure budget in the Hugoton Embayment.

   Hugoton Gas Trust Agreement. Approximately 50,000 acres in Finney and Kearny Counties, Kansas, are subject to a payment of $0.06 per Mcf for natural gas produced from the acreage. Quarterly payments are made by the Company to the Hugoton Gas Trust, a publicly held trust created in 1955. Payments terminate when the estimated gross recoverable natural gas reserves decline to 50 Bcf or less. As of December 31, 2000, the gross proved natural gas reserves attributable to the leases burdened by this agreement were estimated to be 60 Bcf. The Company treats the natural gas payments as lease operating expenses. At December 31, 2000, the Company had working interests in 196 wells that were subject to these payments.

   Anadarko Basin. During 2000, the Company participated in drilling six wells in the Anadarko Basin with working interests ranging from 3% to 50%. All six of the gas wells drilled were completed as producers.

   At December 31, 2000, the Anadarko Basin represented 1% of the Company's estimated proved reserves, and 5% of the Company's total 2000 production. The Company intends to spend less than 1% of its 2001 capital expenditure budget for the drilling of two wells.

   Arkoma Basin. The Company sold its Arkoma Basin properties for $25 million, effective April 1, 2000. At December 31, 1999, the Arkoma Basin represented 2% of the Company's estimated proved reserves and 4% of the Company's total 1999 production.

   Permian Basin. Effective February 1, 2000, the Company sold its Permian Basin properties for $16.3 million. At December 31, 1999, the Permian Basin represented 1% of the Company's estimated proved reserves, and 3% of the Company's total 1999 production.

Gulf of Mexico Region

   During 2000, the Company participated in drilling one well and performed various maintenance operations at a net cost of $342,000.

   At December 31, 2000, the Gulf of Mexico represented 1% of the Company's estimated proved reserves, and 5% of the Company's total 2000 production. The Company intends to spend less then 1% of its 2001 capital budget in the Gulf of Mexico.

International Operations

   In January 1997, the Company entered into an agreement with industry partners that provided the Company with a 45% working interest in Block 67, covering two million gross acres in the Maranon Basin of northeastern Peru. In March 1998, the Company acquired an additional 25% working interest. During 1998, the Company drilled and temporarily abandoned three exploratory wells, each of which resulted in an oil discovery in Cretaceous and basal Tertiary Sandstone reservoirs. In May 1999, as required under the license agreement, Barrett relinquished 30% of the acreage within Block 67, reducing the acreage within Block 67 to 1.4 million acres. The Company is currently attempting to sell at least a 60% working interest in Block 67. Barrett must elect during January 2002 to proceed into the next Exploration Period or relinquish all acreage within Block 67 except for a five kilometer radius surrounding each of the discovery fields. If the Company elects to proceed, it must commit to drilling two exploration wells and one delineation well.

   In September 1999, the Company entered into a contract to acquire Block 39, a new license area covering approximately 1.0 million acres, located immediately to the south and east of Block 67. During 2000, an industry partner agreed to complete the obligations of the second exploration program, consisting of the acquisition of 350 kilometers of 2-D seismic data, in exchange for a 60% working interest in the Block. By August 2001, the Company and its partner must commit to the third exploration program, consisting of drilling one exploratory well to retain its interest in Block 39.

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

Production

   The table below sets forth information with respect to the Company's net interests in producing natural gas and oil properties for each of its last three years, respectively:

                                                Natural Gas and Oil Production
                                                ------------------------------
                                                   Year Ended December 31,
                                               --------------------------------
                                                  1998       1999       2000
                                               ---------- ---------- ----------
Quantities Produced and Sold
  Natural gas (Bcf)...........................       94.9       95.0      112.4
  Oil and condensate (MMBbls).................        2.0        1.4         .9
Average Sales Price
  Natural gas ($/Mcf)......................... $     1.92 $     2.02 $     3.07
  Oil and condensate ($/Bbl).................. $    11.42 $    12.71 $    26.28
Average Production Costs ($/Mcfe)............. $     0.55 $     0.63 $     0.77

Productive Wells

   The productive wells in which the Company owned a working interest as of December 31, 2000 are described in the following table:

                                                         Productive Wells(1)
                                                     ---------------------------
                                                       Gas Wells     Oil Wells
                                                     -------------- ------------
                                                     Gross   Net    Gross  Net
                                                     ----- -------- ----- ------
Rocky Mountain Region
  Wind River........................................    52    42.48   18    1.57
  Piceance..........................................   517   489.76    0    0.00
  Raton.............................................    63    63.00    0    0.00
  Niobrara..........................................   143   100.50    0    0.00
  Conventional Powder River.........................    11     3.59  266   64.80
  Powder River-CBM.................................. 1,627   791.02    0    0.00
  Green River.......................................    16     9.17    0    0.00
  Uinta.............................................     2     1.93   49   46.86
Mid-Continent Region:
  Anadarko..........................................   158    35.81    9    1.50
  Hugoton Embayment.................................   420   353.64    1    1.00
Gulf of Mexico Region...............................    67    22.38    6    1.18
Other ..............................................     1      .01   15     .24
                                                     ----- --------  ---  ------
    Total........................................... 3,077 1,913.29  364  117.15
                                                     ----- --------  ---  ------

--------
(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

Drilling Activity

   The following table summarizes the Company's natural gas and oil drilling activities during 1998, 1999 and 2000, all of which were located in the United States, with the exception of 3 gross (2.1 net) exploratory wells drilled in the Republic of Peru during 1998:

                                                      Wells Drilled
                                          --------------------------------------
                                                 Year Ended December 31,
                                          --------------------------------------
                                              1998         1999         2000
                                          ------------ ------------ ------------
                                          Gross  Net   Gross  Net   Gross  Net
                                          ----- ------ ----- ------ ----- ------
Development
  Natural gas............................  372  191.49  660  351.15 1,115 567.90
  Oil....................................    8     .14    0    0.00    17  12.85
  Non-productive.........................   17    8.58    7    4.26     8   5.30
                                           ---  ------  ---  ------ ----- ------
    Total................................  397  200.21  667  355.41 1,140 586.05
                                           ===  ======  ===  ====== ===== ======
Exploratory
  Natural gas............................   13    8.52   11    8.94    80  40.89
  Oil....................................    8    3.78    0    0.00     0   0.00
  Non-productive.........................    6    3.60    2    0.63     1    .25
                                           ---  ------  ---  ------ ----- ------
    Total................................   27   15.90   13    9.57    81  41.14
                                           ===  ======  ===  ====== ===== ======

   In addition, the Company was participating in 9 gross (5.88 net) wells, which were in the process of being drilled, at December 31, 2000.

Reserves

   The table below sets forth the Company's estimated quantities of historical proved reserves as of the dates indicated, all of which were located in the United States, and the present values attributable to those reserves. These estimates were prepared by the Company. Approximately 85% of the Company's reserve information as of December 31, 2000, approximately 85% of the Company's reserve information as of December 31, 1999 and all of the Company's reserve information as of December 31, 1998 were reviewed by independent reservoir engineers. Ryder Scott Company, L.P., an independent reservoir engineer, reviewed the Company's Hugoton Embayment, Wind River Basin and Piceance Basin year-end 1999 and 2000 reserve information and all but the Company's coal bed methane reserves in Wyoming for year-end 1998. The Powder River Basin coal bed methane reserves were reviewed by Netherland, Sewell & Associates, Inc., an independent reservoir engineer, as of December 31, 1998, 1999 and 2000. The total proved net reserves estimated by the Company as of December 31, 1998, 1999 and 2000 were within 10% of those reviewed and estimated by the engineers; however, on a well by well basis, differences of greater than 10% may exist.

                                            Estimated Proved Reserves
                                  ----------------------------------------------
                                                   December 31,
                                  ----------------------------------------------
                                       1998           1999            2000
                                  ------------------------------ ---------------
                                  (dollars in millions, except sales price data)
Estimated Proved Reserves
  Natural gas (Bcf).............           912.4         1,075.9         1,323.3
  Oil and condensate (MMBbls)...             9.7             9.7             8.1
    Total (Bcfe)................           970.3         1,133.8         1,372.0
Proved developed reserves
 (Bcfe).........................           580.4           698.1           789.3
Natural gas price as of December
 31 ($/Mcf).....................  $         2.01 $          2.06 $          8.23
Oil price as of December 31
 ($/Bbl)........................  $         9.35 $         22.01 $         22.18
Present value of estimated
 future net revenues before
 future income taxes discounted
 at 10%(1)......................  $        627.8 $         815.0 $         5,248
Standardized measure of
 discounted net cash flows(2)...  $        530.6 $         661.3 $         3,442

--------
(1) The present value of estimated future net revenues on a non-escalated basis is based on the year-end market price.
(2) The standardized measure of discounted net cash flows prepared by the Company represents the present value of estimated future net revenues after income taxes discounted at 10%.

   In accordance with applicable requirements of the Securities and Exchange Commission (the "SEC"), estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

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

   Reference should be made to "Supplemental Oil and Gas Information" on pages F-23 through F-25 following the Consolidated Financial Statements included in this document for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years. During the past year, the only report concerning the Company's estimated proved reserves that was filed with a U.S. federal agency other than the SEC is the Annual Survey of Domestic Oil and Gas Reserves and was filed with the Energy Information Administration ("EIA") as required by law. Only minor differences of less than 5% in reserve estimates, which were due to small variances in actual production versus year-end estimates, have occurred in certain classifications reported in this document as compared to those in the EIA report.

Developed and Undeveloped Acreage

   The gross and net acres of developed and undeveloped natural gas and oil leases held by the Company as of December 31, 2000 are summarized in the following table. "Undeveloped Acreage" includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                                Developed    Undeveloped Acreage
                                                 Acreage             (1)
                                             --------------- -------------------
                                              Gross    Net     Gross      Net
                                             ------- ------- --------- ---------
Rocky Mountain Region
  Wind River................................  16,757  11,175    70,680    40,520
  Piceance..................................  58,591  57,081   128,936   103,400
  Raton.....................................  47,472  47,472     7,200     7,200
  Powder River.............................. 222,243 100,779   860,225   375,950
  Green River...............................  15,915   5,879    40,557    19,863
  Uinta.....................................   2,160   2,095    31,547    29,294
Mid-Continent Region
  Anadarko..................................  81,005  19,015    32,859    13,798
  Hugoton Embayment.........................  89,510  86,013       160       160
Gulf of Mexico Region....................... 142,145  54,406       246       154
International...............................     --      --  2,328,000 2,328,000
Other.......................................  32,197  22,588    82,271    59,465
                                             ------- ------- --------- ---------
    Total................................... 707,995 406,503 3,582,681 2,977,804
                                             ======= ======= ========= =========

--------
(1) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 3,582,681 gross and 2,972,804 net undeveloped acres, 303,802 gross and 122,309 net acres are held by production from other leasehold acreage.

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

                                                               Acres Expiring
                                                             -------------------
                                                               Gross      Net
                                                             --------- ---------
Twelve Months Ending:
  December 31, 2001.........................................    63,675    37,041
  December 31, 2002......................................... 1,782,098 1,717,598
  December 31, 2003.........................................   210,072   106,690
  December 31, 2004 and later .............................. 1,095,625   927,078

Overriding Royalty Interests

   The Company owns overriding royalty interests covering in excess of 155,165 gross acres. The majority of these overriding royalty interests are within a range of approximately 0.25 to 5.0 percent.

Natural Gas and Oil Marketing and Trading

   The Company markets all of its natural gas and oil production from wells that it operates. Historically, the Company has actually purchased and sold natural gas to third parties as a separate profit center. During the last half of 2000, the Company significantly reduced its gas trading activities. Following settlement of existing gas purchase and sales commitments in early 2001, the Company's gas trading volumes will be substantially reduced.

   Natural Gas. The Company has entered into a number of gas sales agreements on behalf of itself and its industry partners for the sale of natural gas from its properties in each of the Company's basins. These contracts vary with respect to their specific provisions, including price, quantity, and length of contract. As of December 31, 2001, less than 4% of the Company's production was committed to natural gas sales contracts that had fixed prices or price ceilings. The Company believes that it has sufficient production from its properties to meet the Company's delivery obligations under its existing natural gas sales contracts.

   In an effort to eliminate price volatility from its Piceance Basin development program, the Company entered into a series of hedges throughout 1997 to hedge an aggregate of 123.5 Bcf of natural gas production from the Rocky Mountain Region for the five-year period through March 2003. At year-end 2000, 57.4 Bcf of these hedges remained in place at an average gas sales price of $1.77 per mmbtu.

   The Company has entered into a series of firm transportation and storage agreements with various Rocky Mountain pipeline companies. At January 1, 2001, these transportation arrangements had terms ranging from one month to ten years. These transportation agreements provide the Company the opportunity to transport a portion of its Rocky Mountain natural gas production into the Mid-Continent. These agreements, in total, provide transportation of approximately 220 MMcfd. The primary purpose of this transportation is to move Company production. The Company determines on a monthly basis the amount of gas that it will transport from the Rocky Mountains to the Mid-Continent based on current market conditions including consideration of price differentials between the different areas. The Company's gas marketing group will utilize unused transportation to purchase and transport third party gas to minimize the cost of unused transportation to the Company. As Company production increases, capacity previously used by the marketing department will be utilized to move Company production.

   The Company has established a Risk Management Committee to oversee its production hedging and marketing department activities. The Risk Management Committee consists of the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Senior Vice President and Treasurer and the Vice President-Marketing. The Risk Management Committee must review and approve all production hedges. During 2000, the Company did not enter into and any additional price hedges specifically identified for Company owned gas production.

   Oil and Condensate. Oil, including condensate production, is generally sold from the leases at posted field prices, plus negotiated bonuses. Marketing arrangements are made locally with various petroleum companies. The Company sells its own oil production to numerous customers. Oil revenues totaled $23 million for the year ended December 31, 2000 and represented 6% of the Company's total revenues for that period. The Company does not engage in oil trading activities.

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

   Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes sales by the Company of its own production. As a result, all sales of the Company's natural gas produced in the U.S. may be sold at market prices, unless otherwise committed by contract. Congress could reenact price controls in the future. In addition, a complaint has been filed with the FERC, captioned National Association of Gas Consumers v. All Sellers of Natural Gas in the United States of America, RP01-223-000, wherein the complainant has requested FERC to issue an order setting a benchmark price of $2.74 per Mmbtu or, alternatively, initiate an investigation as to current prices and order refunds of "excessive prices."

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

Hedging May Prevent the Company from Fully Benefiting from Price Increases

   To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company is subject to basis risk when it engages in hedging transactions, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes at the delivery point to which the hedging transaction is indexed. See "--Natural Gas and Oil Marketing and Trading" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Commodity Pricing and Demand

   Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves.

Exploration and Operating Risks

   The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and worker's compensation insurance. Although the Company is not fully insured against all risks in its business, the Company believes that the coverage it maintains is customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

Development Risks

   The Company is involved in several large development projects. Key factors that may affect the timing and outcome of such projects include: project approvals by joint venture partners; timely issuance of permits and licenses by governmental agencies; manufacturing and delivery schedules of critical equipment; and commercial arrangements for pipelines and related equipment to transport and market hydrocarbons. In large development projects, these uncertainties are usually resolved, but delays and differences between estimated and actual timing of critical events are commonplace and may, therefore, affect the forward-looking statements related to large development projects.

Competition

   The oil and gas business is highly competitive in the search for and acquisition of reserves and in the gathering and marketing of oil and gas production. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers.

Disclosure Regarding Forward-Looking Statements

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation statements under "Items 1 and 2. Business and Properties-- Core Areas of Activity", "--Reserves", "--Natural Gas and Oil Marketing and Trading", "--Government Regulation of the Oil and Gas Industry", "--Hedging May Prevent the Company from Fully Benefiting from Price Increases", "Exploration and Operating Risks", "--Development Risks", "Competition" and "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report on Form 10-K and in the "Risk Factors" section of the Company's Preliminary Prospectus dated May 6, 1998 included in the Company's Registration Statement on Form S-3 (File Number 333-51985). All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report on Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Item 3. Legal Proceedings

  Kansas Ad Valorem Tax Refund

   Pursuant to an August 1996 decision of the United States Court of Appeals for the District of Columbia Circuit and subsequent orders of the FERC, natural gas producers who received reimbursement for Kansas ad valorem taxes paid in the mid-1980s in excess of the then maximum lawful price for natural gas have been ordered to refund these tax reimbursements plus interest. In 1998, in compliance with these decisions, Plains Petroleum Operating Company (a subsidiary of the Company) refunded a total of $4.25 million. This amount reflects the entire refund obligation (principal and interest) that has been billed to Plains' working interest. In addition, in 1998 Plains placed in escrow $1.21 million. This escrowed amount represents the refund amount attributable to Plains' royalty interest owners. On July 28, 1999, Plains filed a class action in Kansas state district court to recover from its royalty owners the amount placed in escrow. On January 23, 2001, the district court ruled that the statute of limitations has expired and additionally, "changed circumstances" precluded the claim. Plains has filed an appeal with the Kansas Supreme Court. If that appeal is unsuccessful, Plains will file an application with FERC seeking relief from any obligation with respect to the royalty owner portion of the refund. The Company will only be financially obligated for the royalty related refunds should the appeal be unsuccessful or if unable to obtain FERC relief from any portion of the royalty refund.


  Litigation Concerning Shell Oil Company Offer

   The Company is involved in various lawsuits in connection with the unsolicited tender offer commenced by Shell Oil Company on March 12, 2001 to acquire the Company's outstanding common stock for $55.00 per share. The following is a summary of these lawsuits.

   On March 7, 2001, Shell filed a complaint against Barrett in the Delaware Court of Chancery. The Shell complaint sought an order declaring Article III,
Section 3 of the Barrett Bylaws to be in violation of Section 228 of the Delaware corporate law. Article III, Section 3 provides that nominations by stockholders for directors to be elected by written consent must be delivered in writing to the Barrett Corporate Secretary not less than 60 days nor more than 90 days prior to the first solicitation of any written consents for the election of those nominees. In addition, Shell asked the Court to enjoin Barrett, or anyone acting on Barrett's behalf or in concert with Barrett, from enforcing Article III, Section 3. The Shell complaint also seeks an order declaring Article IX, Section 4 of the Barrett Bylaws to be in violation of
Section 228 of the Delaware corporate law and again asks the Court to enjoin Barrett, or anyone acting on Barrett's behalf or in concert with Barrett, from enforcing that Bylaw. Article IX, Section 4 provides that the Barrett Bylaws may be amended at a meeting of stockholders, but not by their written consent, and includes certain requirements of advance notice of the proposed amendment to Barrett and the Barrett Board. On March 12, 2001, Shell filed an amended complaint adding Sub as a plaintiff and the individual directors of Barrett as defendants. Shell alleges that the Barrett directors have breached their fiduciary duties by failing to amend the Bylaws that allegedly violate state law. On March 12, 2001, Shell also filed a motion with the Court seeking an expedited proceeding for matters asserted in its complaint. On March 14, 2001, Barrett amended the Bylaws to delete the two provisions that are the subject of this litigation.

   On March 12, 2001, Shell and Sub filed a complaint against Barrett in the United States District Court for the District of Delaware. The complaint seeks an order declaring that the Shell Consent Solicitation, the Shell tender offer documents and other documents filed with the SEC comply with all federal laws. In addition, the complaint asks the Court to enjoin Barrett, or anyone acting on Barrett's behalf or in concert with Barrett, from commencing in any other forum litigation that relates to the Shell Consent Solicitation or the Shell Offer or any matters concerning them.

   Several actions have been filed against Barrett and the Barrett Board in the Delaware Court of Chancery on behalf of a purported class of Barrett stockholders. Although containing slightly different allegations, all of the complaints allege that the Board is violating its fiduciary duties to stockholders. The various actions ask the Court to order the Board to evaluate Barrett's net worth, to inform itself about the Shell Offer and other potential acquirers, to enhance Barrett's value, to negotiate with Shell and to conduct an auction for Barrett. Some of the complaints also challenge the Company's Rights Agreement concerning preferred stock purchase rights associated with the Common Stock and the two recently deleted Bylaws challenged in Shell's suit in the Delaware Court of Chancery. In addition to the injunctions, the actions request payment of their alleged damages and plaintiffs' attorneys' fees.

   Two actions have been filed against Barrett and the Barrett Board in the District Court for the City and County of Denver, Colorado on behalf of a purported class of Barrett stockholders. These actions allege that the Board will violate its fiduciary duties to stockholders if it allows Barrett to consummate the Shell Offer. The actions ask the Court to enjoin the Board from agreeing to the Shell Offer and to require the Board to implement a fair process in order to sell the Company in a way that maximizes stockholder value.

  Other Legal Proceedings

   At December 31, 2000, the Company was a party to certain other legal proceedings, which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion, the liability, individually or in the aggregate, if any, to the Company resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for the Company's Common Stock and Related Security Holders Matters.

   (a) Market Information. The Company's common stock is listed on the New York Stock Exchange under the symbol BRR. The range of high and low sales prices for each quarterly period during the two most recent years, as reported by the New York Stock Exchange, is as follows:

   Quarter Ended                                                    High   Low
   -------------                                                   ------ ------
   March 31, 1999................................................. $28.00 $15.44
   June 30, 1999.................................................. $39.81 $24.31
   September 30, 1999............................................. $41.25 $32.25
   December 31, 1999.............................................. $37.31 $23.06
   March 31, 2000................................................. $34.31 $19.19
   June 30, 2000.................................................. $41.63 $27.31
   September 30, 2000............................................. $39.19 $26.69
   December 31, 2000.............................................. $59.81 $35.63

   On March 15, 2001, the closing price for the Company's common stock was $
61.76 per share.

   (b) Holders. The number of record holders of the Company's common stock as of March 15, 2001 was 2,499.

   (c) Dividends. The Company has not paid any cash dividends since its inception. The Company's credit agreement restricts payment of dividends to amounts that are less than 50 percent of net income. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

   The following table sets forth certain selected financial data of the Company for each of the last five years ended December 31:

                                          Year Ended December 31,
                               -----------------------------------------------
                                  2000      1999     1998      1997     1996
                               ---------- -------- --------  -------- --------
                                   (in thousands, except per share data)
Operating Revenues............ $  376,432 $215,000 $211,768  $209,887 $154,950
Net income (loss)............. $   27,674 $ 20,828 $(93,743) $ 29,261 $ 29,526
Net income (loss) per share... $     0.83 $   0.64 $  (2.95) $   0.92 $   1.02
Total assets at the end of
 each period.................. $1,253,833 $884,301 $838,879  $872,701 $576,945
Long-term debt at the end of
 each period.................. $  406,269 $355,250 $334,067  $266,437 $ 70,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in "Item 8. Financial Statements and Supplemental Data", and "Items 1 and 2. Business and Properties--Disclosure Regarding Forward-Looking Statements" of this Form 10-K.

Liquidity and Capital Resources

   At December 31, 2000, the Company's total assets were $1.25 billion, reflecting an increase of $370 million (42 percent) over total assets of $884 million at December 31, 1999. This increase is principally attributable to 1) the Company's drilling and development activities, 2) acquisition of additional working interests in certain properties in the Piceance Basin and an acquisition in the Raton Basin, 3) an increase in receivables of $198 million, resulting primarily from higher average sales prices for gas and oil and 4) increased receivables related to trading activity.

   The Company's cash and cash equivalents at December 31, 2000 increased $4.8 million to $25.5 million and working capital increased by $3.6 million compared to December 31, 1999. The Company's working capital was adversely affected by certain non-cash unrealized mark to market adjustments of $47.7 million reflected in current liabilities at December 31, 2000. (See Results of Operations below and Note 10 to the Consolidated Financial Statements for a discussion of the effect of the mark to market adjustments during 2000.) Excluding the effect of the $47.7 million unrealized mark to market adjustment, the Company's working capital at the end of 2000 would have increased by $51.3 million, compared to 1999.

   For the year ended December 31, 2000, the Company generated operating cash flow of $211 million before working capital changes compared with $122.2 million in 1999. After working capital changes, cash flow provided by operations was $178.5 million, an increase of $66.3 million over 1999. These increases are attributable to an 18 percent increase in natural gas production (total production increased 14 percent) over 1999 production together with higher commodity prices received in 2000.

   At December 31, 2000, the Company had $9 million of outstanding margin deposits held by derivative counter parties and had issued letters of credit totaling $40.3 million to certain other counter parties. These margin deposits and letters of credit will be refunded or released, respectively, to the Company as the related derivatives settle, natural gas prices decline or alternative arrangements are made.

   At December 31, 2000 and 1999, the outstanding balances under the Company's bank credit facility were $248 million and $200 million, respectively. The increase in the Company's year-end bank debt was primarily associated with the acquisition in October of properties in the Raton Basin in southern Colorado. On December 15, 2000, the Company entered into a new unsecured revolving senior credit facility with a consortium of lending institutions. Under this credit facility, up to $350 million is currently available to the Company for loans and letters of credit. The Company has the option to increase the maximum amount available under the facility to $450 million, subject to certain terms and conditions. The maturity date of the credit facility is December 15, 2005 and requires interest payments only until that time. The Company has the option to borrow funds at an interest rate equal to the London Interbank Eurodollar Rate ("LIBOR"), plus an applicable margin, or at a defined Base Rate. For funds borrowed under the LIBOR rate, the Company may select interest periods of one, two, three or six months with interest payable at the end of the selected interest period, but not less frequently than quarterly. Interest with respect to Base Rate loans is payable quarterly. (See
Note 6 to the Consolidated Financial Statements for a complete discussion of the Company's long term debt and interest obligations.)

 Capital Expenditures

   The Company's 2000 capital expenditures, before divestitures totaling $44.8 million, were $291 million compared to $161 million for 1999. The Company expended approximately $200 million in drilling and development activities resulting in an addition of 1,227 gross (632 net) wells during 2000. Of these expenditures, $80.4 million (40 percent) was invested in the Piceance Basin (excluding the acquisition discussed below), $53.5 million (27 percent) in the Powder River Basin-Coal Bed Methane project and $35.9 million (18 percent) in the Wind River Basin.

   As part of the Company's 2000 capital expenditure program, the Company acquired additional working interests in its Piceance Basin gas properties and joint venture interest in a related gas gathering system, processing plant and pipeline from an industry partner for approximately $34.4 million. Also, the Company acquired interests in 54,675 gross and net acres of coal bed methane properties in the Raton Basin in southern Colorado, with 58 producing wells and a gas gathering and compression system, for a purchase price of approximately $52.9 million.

   During 2000, the Company received proceeds of $44.8 million from the sale of its interests in certain non-core oil and gas properties located principally in the Permian and Arkoma Basins.

   The Company plans to continue actively acquiring, exploring and developing oil and gas properties in the Rocky Mountain Region and expects its capital expenditures for 2001 to be approximately $271 million. (See the Company's discussion of its Core Areas of Activity included previously in this Form 10-
K). Management continues to be sensitive to fluctuations in natural gas and oil prices, the Company's cash flow and its level of debt and will reassess the future capital expenditure levels relative to such fluctuations.

 Reserves and Pricing

   Proved reserves at year-end 2000 were 1,372.0 billion cubic feet of natural gas equivalents (Bcfe), approximately a 21 percent increase over the Company's December 31, 1999 proved reserves. Approximately 26 percent of the reserve additions were provided by property acquisitions, and 74 percent of the reserve additions were generated through exploration and development projects. Proved reserves were reduced by production of approximately 117.6 Bcfe and sales of properties with reserves of 35.9 Bcfe and downward revisions of previous estimates of 25.3 Bcfe. During 2000, as a result of its drilling and acquisition activities net of sales and revisions, the Company's reserve replacement was 302 percent of total production.

   As of December 31, 2000, the standardized measure of discounted future net cash flows increased $2.8 billion, or 421 percent, from 1999 primarily due to increases in oil and gas prices and reserve quantity additions. Reserve extensions and discoveries and purchases of proved reserves, net of sales, added $1.06 billion and $207.1 million, respectively, to the standardized measure. The changes in year-end sales prices and production costs from 1999 to 2000 increased the standardized measure of discounted future net cash flows by $3.468 billion. Reserves produced during the year reduced the standardized measure by $343.4 million. The Company's standardized measure of discounted future net cash flows is sensitive to gas prices and is subject to change as a result of volatility in the commodities market.

   Oil and natural gas prices fluctuate throughout the year. As of December 31, 2000, the Company was receiving weighted average prices of $22.18 per barrel of oil and $8.23 per Mcf of gas. A decline in prices would have a material effect on the discounted future net cash flows which, in turn, could impact the "ceiling test" for the Company's oil and gas properties accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flow from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to expense.

   From time to time the Company uses swaps to hedge the sales price of its natural gas and oil. The intent of hedging activities is to reduce the volatility associated with the sales prices of the Company's natural gas and oil production. Although hedging transactions associated with the Company's production reduce the Company's exposure to declines in production revenue as a result of unfavorable price changes, these transactions also limit the Company's ability to benefit from favorable price changes. As of December 31, 2000, the Company held positions to hedge 57.4 Bcf of the Company's future natural gas production at varying volumes per month through March 2003. The Company currently has no derivatives in place for its oil production.

   As part of the Company's trading activities, it enters into a variety of contracts to purchase and sell natural gas and oil at both fixed prices and at index based prices. In addition, the Company enters into financial instruments that seek to reduce sensitivity to price movements or to create guaranteed margins on certain delivery and purchase commitments. As of December 31, 2000, the absolute notional contract quantity of natural gas commodity derivatives held for trading purposes was 578.3 Bcf including financial purchases, sales and basis positions.

   The Company's drilling and acquisition activities have increased its reserve base and its productive capacity and, therefore, its potential cash flow. Lower gas prices may adversely affect cash flow. Due to current higher than expected market prices for natural gas and the Company's derivative positions for its natural gas production (See Item 7A Quantitative and Qualitative Disclosures About Risk, Commodity Price Risk), the derivative counter parties have required margin call deposits which may adversely affect the Company's liquidity. If natural gas prices decline, such margin deposits will be refunded to the Company. The Company's intentions are to continue to acquire and develop oil and gas properties in its areas of activity as dictated by market conditions and financial ability. The Company retains flexibility to participate in oil and gas activities at a level that is supported by its cash flow and financial ability.

   Management expects cash flow from its producing properties and its borrowing capacity to be sufficient to fund its anticipated capital and operating requirements, including any contingencies. Additional funding alternatives, including sales of non-core area properties, will be considered to secure other funds for capital development. The Company intends to continue to use financial leverage to fund its operations as investment opportunities become available on terms that management believes warrant investment of the Company's capital resources.

Results of Operations

 2000 vs. 1999

   In 2000, the Company earned net income of $27.7 million ($.83 per share), compared to net income of $20.8 million ($.64 per share) in 1999. During 2000, the Company recognized $40.4 million after tax unrealized losses on the fair value of certain derivatives ($65.2 million before tax). During 1999 the Company included an after tax unrealized gain of $0.9 million on the fair value of certain derivatives ($1.4 million before tax). Excluding the effects of the unrealized fair value losses and gains and related income tax effect, the Company's net income for 2000 and 1999 was $68.1 million ($2.04 per share) and $19.9 million ($.61 per share), respectively.

   The Company's 2000 operating income from oil and gas operations increased $123.4 million over 1999 results, primarily due to record production strengthened by strong commodity prices. Oil and gas operating revenues increased $161.4 million (75 percent) to $376.4 million in 2000. Oil and gas operating expenses increased 21 percent to $217.8 million. Lease operating expenses increased $15.8 million, transportation and gathering increased $10.0 million, and depreciation, depletion and amortization increased $10.1 million.

   Revenues from oil and gas production increased $157.8 million to $367.7 million, primarily due to an 80 percent increase in gas revenues. The increase in gas revenue resulted from a 52 percent increase in average gas sales prices received and an 18 percent increase in gas production. For 2000, the average realized gas price, net of hedging, was $3.07 per Mcf compared to the average realized price of $2.02 received in 1999. Gas production increased from 94.9 Bcf in 1999 to 112.4 Bcf in 2000. Gas production accounted for 96 percent of total production on an energy equivalent basis. The Piceance, Powder River-- Coal Bed Methane, Wind River and Hugoton Embayment Basin properties accounted for 33 percent, 22 percent, 18 percent, and 10 percent, respectively, of total gas production.

   The Company enters into hedging arrangements to reduce its exposure to price risks associated with commodities markets. Although hedging transactions associated with its production reduce the Company's exposure to losses as a result of unfavorable price changes, the transactions also limit the Company's ability to benefit from favorable price changes. During 2000, the Company had hedges 33.7 Bcf (30 percent) of its gas production for a net cost of $47.8 million. Net hedging gains and losses are included in oil and gas revenues.

   Oil production decreased from 1.4 million barrels in 1999 to 0.9 million barrels in 2000. The decrease in oil production was due primarily to the sale of the Company's Permian Basin properties and was offset by a 107 percent increase in average oil prices from $12.71 per Bbl in 1999 to $26.28 per Bbl in 2000, resulting in an increase in oil revenue of $4.7 million. The Powder River and Uinta Basin properties accounted for 60 percent and 18 percent, respectively, of total oil production.

   Lease operating expenses of $56.3 million averaged $.48 per Mcfe ($2.87 per BOE) compared to $.39 per Mcfe ($2.35 per BOE) in 1999. The increase is primarily attributable to increases in production and ad valorem taxes, which resulted from higher average product prices received in 2000. Transportation and gathering expenses averaged $.29 per Mcfe ($1.77 per BOE) compared to $.24 per Mcfe ($1.43 per BOE) in 1999. Depreciation, depletion and amortization increased $10.1 million, primarily due to higher production volumes. During 2000, depletion and amortization on oil and gas production averaged $.80 per Mcfe ($4.81 per BOE) compared to $.83 per Mcfe ($4.99 per BOE) in 1999.

   General and administrative expenses of $26.1 million reflect a nine percent increase compared to 1999. The 2000 amount is net of $7.4 million of operating fee recoveries compared to a $5.1 million recovery in 1999. On a per unit of production basis, general and administrative expense was $0.22 per Mcfe compared to $0.23 per Mcfe for 1999.

   The Company reports its trading activities on a net basis (trading revenues net of associated costs). All periods have been reported on a consistent basis. Excluding unrealized mark to market transactions, the Company's net trading activities decreased from a $17.5 million gain in 1999 to a $23.6 million loss in 2000. Gas trading volumes increased three percent to 396.6 Bcf in 2000. High volatility and rising gas prices resulted in higher settlement costs on fixed price sales and financial derivative positions.

   The Company's trading derivative positions and natural gas held in inventory for trading activities are marked to market at the end of each reporting period. As of December 31, 2000, the Company's trading derivative positions had a fair value of a negative $79.2 million compared with a fair value of a positive $1.4 million at December 31, 1999. The decrease in the fair value from 1999 to 2000 and the resulting increase in the mark to market adjustment is attributable to the significant rise in natural gas prices. Higher prices on December 31, 2000 resulted in a mark to market increase in the Company's trading natural gas inventory of $15.4 million. The net change of a negative $65.2 million in the fair values of the Company's trading derivative and inventory positions is included in net trading activities.

   Interest expense increased from $21.5 million in 1999 to $25.5 million in 2000 (net of capitalized interest expense of $4.7 million), primarily as a result of higher average interest rates during 2000 and increased bank debt.

   Income tax expense increased in 2000 by $4.5 million to $17.0 million as a result of the Company's increase in net income. The Company's effective financial statement tax rate in 2000 was 38 percent compared to 37.5 percent for 1999.

 1999 vs. 1998

   In 1999, the Company earned net income of $20.8 million ($.64 per share), compared to a net loss of $93.7 million ($2.95 per share) in 1998. Excluding the effects of the oil and gas impairment and related income tax effect recognized in 1998, the Company's net income in 1998 after taxes would have been $11.7 million ($.36 per share).

   Operating revenues increased $3.2 million (two percent) to $215.0 million in 1999. Operating expenses decreased 49 percent to $179.8 million (excluding the effects of the 1998 oil and gas impairment, operating expenses decreased four percent). Lease operating expenses decreased $4.1 million, transportation and gathering increased $10.6 million, and depreciation, depletion and amortization decreased $11.5 million.

   Oil and gas revenues increased $4.5 million to $210.0 million primarily due to a five percent increase in gas revenues. This increase in gas revenues is the result of a five percent increase in average gas prices from $1.92 in 1998 to $2.02 in 1999. Gas production remained unchanged at 94.9 Bcf in 1999. Oil production decreased 30 percent which was partially offset by an 11 percent increase in average oil prices from $11.42 per Bbl in 1998 to $12.71 per Bbl in 1999. Gas production accounted for 92 percent of total production on an energy equivalent basis. The Piceance, Wind River, Powder River--Coal Bed Methane and Hugoton Embayment Basin properties accounted for 22 percent, 20 percent, 14 percent, and 14 percent, respectively, of total gas production. The Powder River and Uinta Basin properties accounted for 39 percent and 21 percent, respectively, of total oil production.

   Lease operating expenses of $40.5 million averaged $.39 per Mcfe ($2.35 per BOE), compared to $.42 per Mcfe ($2.50 per BOE) in 1998. Transportation and gathering expenses averaged $.24 per Mcfe ($1.43 per BOE) compared to $.13 per Mcfe ($.78 per BOE) in 1998. Depreciation, depletion and amortization decreased $11.5 million primarily due to a decrease in the depletion rate. During 1999, depletion and amortization on oil and gas production was provided for at an average rate of $.83 per Mcfe ($4.99 per BOE) compared to an average rate of $.91 per Mcfe ($5.49 per BOE), in 1998.

   Net trading activities increased $3.9 million to $18.8 million in 1999. The 1999 amount includes a mark to market gain of $1.4 million. Gas trading volumes increased 76 percent to 383.5 Bcf in 1999.

   During 1999, the Company hedged 37.2 Bcf (39 percent) of its gas production for a net cost of $8.3 million and 825 MBbls (58 percent) of its oil production for a net cost of $4.6 million compared to 31.3 Bcf (33 percent) of its gas production for a net cost of $0.7 million in 1998. Oil production was not hedged in 1998.

   General and administrative expenses of $23.8 million reflect a three percent decrease compared to 1998. The 1999 amount is net of $5.1 million of operating fee recoveries compared to a $6.3 million recovery in 1998.

   Interest expense increased from $20.9 million in 1998 to $21.5 million in 1999 primarily as a result of the increase in long-term debt.

   Income tax expense was $12.5 million in 1999 compared to an 1998 income tax benefit of ($55.8) million resulting from a net loss in 1998. The Company's effective financial statement tax rate in 1999 was 37.5 percent.

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

   The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of December 31, 2000. The Company does not have in place as of December 31, 2000 any hedging position for its future oil production. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or (pay) to settle the contracts as of December 31, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

     For the year       Bcf            Price Range Per MMBtu              Fair Value
     ------------       ----           ---------------------           ----------------
         2001           25.8              $1.6376--$2.84               $(101.5) million
         2002           27.2              $1.6376--$2.84               $ (53.5) million
         2003            4.4              $1.6396--$1.72               $  (8.4) million

   The Company also uses commodity derivative financial instruments and contracts for the purchase and sale of natural gas at both fixed and indexed based prices in its trading activities. The financial instruments seek to reduce sensitivity to price movements, to lock in margins on its trading positions and to hedge the value of stored gas. The following tables summarize the Company's derivative positions on its natural gas trading activities as of December 31, 2000. The fair value of these instruments reflects the estimated amounts that the Company would receive or (pay) to settle the contracts as of December 31, 2000. Actual settlement of these instruments as they mature will differ from these estimates.

CONTRACTS TO PURCHASE NATURAL GAS

     For the year      Bcf           Price Range Per MMBtu            Fair Value
     ------------     -----        --------------------------       ---------------
         2001           5.5             $1.8425--$2.4550            $  12.9 million
                       82.3              Indexed Based              $  15.1 million
         2002          21.6              Indexed Based              $ (0.9) million
         2003          14.7              Indexed Based              $ (0.4) million
         2004          11.9              Indexed Based              $ (0.3) million
         2005           2.2              Indexed Based                    --

CONTRACTS TO SELL NATURAL GAS

     For the year      Bcf           Price Range Per MMBtu            Fair Value
     ------------     -----        --------------------------       ---------------
         2001          12.4               $1.92--$4.65              $(39.7) million
                      178.7              Indexed Based              $   9.7 million
         2002           2.7             $2.3725--$2.465             $ (3.8) million
                       58.6              Indexed Based              $  3.7  million
         2003           2.7             $2.3725--$2.465             $ (2.5) million
                       40.0              Indexed Based              $   1.5 million
         2004           2.7             $2.3725--$2.465             $ (2.7) million
                       32.7              Indexed Based              $   1.1 million
         2005           1.4             $2.3725--$2.465             $ (1.3) million
                       12.4              Indexed Based              $    .5 million
      Thereafter        3.8             $2.3725--$2.465             $ (3.2) million
                        9.4              Indexed Based              $    .2 million

DERIVATIVE FINANCIAL INSTRUMENT POSITIONS*

     For the year      Bcf           Price Range Per MMBtu            Fair Value
     ------------     -----        --------------------------       ---------------
         2001          24.4        $1.905--$5.055/Index Based       $(46.2) million
         2002          21.7            $2.84/Index Based            $ (8.9) million
         2003          19.8              Indexed Based              $ (2.8) million
         2004          15.9              Indexed Based              $ (3.4) million
         2005          ( .2)             Indexed Based              $ (2.1) million
      Thereafter        1.0              Indexed Based              $ (5.7) million

   * The volumes presented in this table represent the Company's net position. A positive position indicates a net purchase position; a negative position indicates a net sell position.

   The Company's natural gas inventory held in storage had a fair market value of $27.4 million as of December 31, 2000.

Interest Rate Risk

   The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related changes in interest rates. The following table presents principal and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2000.

                                Expected Maturity /Redemption
                            -----------------------------------------
                            2001  2002  2003  2004  2005   Thereafter Fair Value
                            ----  ----  ----  ---- ------  ---------- ----------
                                          Dollars in millions
Long-term Debt:
  Fixed rate............... $7.0  $6.5  $1.8  --      --     $150.0     $164.6
  Average Interest rate.... 7.72% 7.72% 7.72% --      --       7.55%
  Variable rate............  --    --    --   --   $248.0       --      $248.0
  Average Interest rate....  --    --    --   --     8.14%      --


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

                                   PART III

Item 10. Directors and Executive Officers of the Company

   The directors and executive officers of the Company, their respective ages and positions, and the year in which each director was first elected, are set forth in the following table. Additional information concerning each of these individuals follows the table:

                                                                                                       Initial
                                                                                                       Date as
                                           Age                Position With the Company                Director
                                           --- ------------------------------------------------------- --------
C. Robert Buford(1)(2)(3)(4)(5)..........  67  Director                                                  1983

Derrill Cody(1)(2)(3)(4)(5)..............  62  Director                                                  1995

Peter A. Dea (1).........................  47  Chairman of the Board, Chief Executive Officer            1999
                                                and a Director

James M. Fitzgibbons(3)(4)(5)(6).........  66  Director                                                  1987

Hennie L. J. M. Gieskes (3)(4)(7)........  62  Director                                                  1985

William W. Grant, III(3)(4)(5)...........  68  Director                                                  1995

Philippe S.E. Schreiber (1)(2)(3)(4)(5)..  60  Director                                                  1985

Joseph P. Barrett(8).....................  47  Senior Vice President--Land                                 --

Dean J. Gallacher........................  36  Vice President--Marketing                                   --

Robert W. Howard.........................  46  Senior Vice President--Investor Relations and               --
                                                Corporate Development and Treasurer

Joseph N. Jaggers........................  47  President and Chief Operating Officer                       --

J. Frank Keller(8).......................  57  Executive Vice President and Chief Financial Officer        --

Eugene A. Lang, Jr.......................  47  Executive Vice President--General Counsel and Secretary     --

Logan Magruder, III......................  44  Vice President--Operations                                  --

Steven G. Natali.........................  46  Vice President--Exploration                                 --

--------
(1) Member of the Executive Committee of the Board of Directors.
(2) Member of the Board Planning and Nominating Committee of the Board of Directors.
(3)  Member of the Audit Committee of the Board of Directors.
(4)  Member of the Compensation Committee of the Board of Directors.
(5) Member of the Succession Planning Committee of the Board of Directors until this Committee was discontinued on May 4, 2000.
(6) Mr. Fitzgibbons served as a director of the Company from July 1987 until October 1992. He was re-elected to the Board of Directors in January 1994.
(7) Mr. Gieskes served as a director of the Company from November 1985 until September 1997. He was re-elected to the Board on May 4, 2000.
(8)  J. Frank Keller is the uncle of Joseph P. Barrett.

   C. Robert Buford has been a director of the Company since December 1983 and served as Chairman of the Board of Directors from December 1983 through March 1994. Mr. Buford has been President, Chairman of the Board and controlling shareholder of Zenith Drilling Corporation ("Zenith"), Wichita, Kansas, since February 1966. Zenith owns approximately 1.6 percent of the Company's common stock. Since 1993, Mr. Buford has served as a director of Encore Energy, Inc., a wholly-owned subsidiary of Zenith engaged in the marketing of natural gas. Mr. Buford is also a member of the Board of Directors of Intrust Financial Corporation, a bank holding company.

   Derrill Cody has been a director of the Company since July 1995. From May 1990 until July 1995, Mr. Cody served as a director of Plains Petroleum Company ("Plains"), which merged with a subsidiary of the Company on July 18, 1995. Since January 1990, Mr. Cody has been an attorney in private practice in Oklahoma City, Oklahoma. From 1986 to 1990, he was Executive Vice President of Texas Eastern Corporation, and from 1987 to 1990 he was the Chief Executive Officer of Texas Eastern Pipeline Company. Since 1990, he has been a director of the General Partner of TEPPCO Partners, L.P., an operator of transportation systems for liquid hydrocarbons.

   Peter A. Dea has served as Chairman of the Board since April 1, 2000, and has served as Chief Executive Officer and a director since November 1999. He previously served as Vice Chairman from November 1999 until April 1, 2000 and as Executive Vice President--Exploration from December 1998 until November 1999. He served as Senior Vice President--Exploration of the Company from June 1996 until December 1998. He held various exploration geologist positions with the Company from February 1994 through June 1996. Mr. Dea served as President of Nautilus Oil and Gas Company from 1992 through 1993.

   James M. Fitzgibbons has been a director of the Company since January 1994, and previously served as a director of the Company from July 1987 until October 1992. Since January 1998, Mr. Fitzgibbons has been the Chairman of the Board of Davidson Cotton Company. From October 1990 through December 1997, Mr. Fitzgibbons was Chairman of the Board and Chief Executive Officer of Fieldcrest Cannon, Inc. Mr. Fitzgibbons also is a Director/Trustee of Dreyfus Laurel Funds, a series of mutual funds.

   Hennie L.J.M. Gieskes was elected as a director in May 2000. He previously served as a director of the Company from November 1985 until September 1997. Mr. Gieskes has served as the Managing Director of Spaarne Compagnie N.V., a Netherlands company engaged in the investment business, since January 1991. From before 1976 until December 1990, Mr. Gieskes was a Managing Director of Vitol Beheer B.V., a Netherlands trading company engaged primarily in energy related commodities.

   William W. Grant, III has served as a director of the Company since July 1995. From May 1987 until July 1995, Mr. Grant served as a director of Plains Petroleum Company. He was an advisory director of Colorado National Bank from 1993 through 1999. He was a director of Colorado National Bankshares, Inc. from 1982 to 1993 and the Chairman of the Board of Colorado National Bank of Denver from 1986 to 1993.

   Philippe S.E. Schreiber has been a director of the Company since November 1985. Mr. Schreiber is an independent lawyer and business consultant. From August 1985 through December 1998, he was a partner of, or of counsel to, the law firm of Walter, Conston, Alexander & Green, P.C. in New York, New York. Mr. Schreiber has served as a director of the United States principal affiliate of The Mayflower Corporation plc. since 1991. Mr. Schreiber also serves as a director of other private companies.

   Joseph P. Barrett has served as the Company's Senior Vice President--Land since March 1999. From March 1995 through February 1999, Mr. Barrett served as Vice President--Land. Mr. Barrett has held various positions in the Company's Land Department since 1982.

   Dean J. Gallacher joined the Company as its Vice President--Marketing in November 2000. Before joining the Company, Mr. Gallacher was employed by Avista Energy Inc. as a manager in its trading division from April 1997 to November 2000. From January 1997 to March 1997, Mr. Gallacher served as a principal for Potential Energy, Inc., which provided consulting services and negotiation assistance concerning gas supply and transportation contracts and related matters. In addition, Mr. Gallacher was employed as a marketing manager by Inland Pacific Energy Services from April 1993 to December 1996 where he provided consulting services to large industrial customers on gas supply and power contracts, energy trading activities and power requirements.

   Robert W. Howard has held his current position of Senior Vice President-- Investor Relations and Corporate Development since February 25, 1999. Mr. Howard previously served as the Company's Senior Vice President since March 1992. He also has served as Treasurer since March 1986.

   Joseph N. Jaggers joined the Company in July 2000 as its President and Chief Operating Officer. Prior to joining Barrett, Mr. Jaggers was employed by BP Amoco as a Business Unit Leader from November 1998 to June 2000. From July 1995 to August 1998, Mr. Jaggers served as District Manager--Cairo for Amoco. He also held the position of District Manager--Denver for Amoco from November 1991 to June 1995. In his capacities at BP Amoco and Amoco, Mr. Jaggers served as a senior petroleum engineer and manager of production operations.

   J. Frank Keller has served as the Company's Executive Vice President since 1983 and Chief Financial Officer since 1995. Mr. Keller served as a director from 1983 until 2000 and as Secretary from 1983 until 1997.

   Eugene A. Lang, Jr. has held the position of Executive Vice President -- General Counsel since May 1999. Mr. Lang served as the Company's Senior Vice President -- General Counsel from September 1995 to May 1999. He also has served as Secretary since June 1997.

   Logan Magruder III has held his current position as Vice President-- Operations since April 1998. From October 1997 to April 1998, Mr. Magruder served as the Company's Vice President -- Investor Relations and Corporate Development. In December 1996, Mr. Magruder joined the Company as its Manager of Operations--Gulf of Mexico and held that position until October 1997. Mr. Magruder was employed as Director of Engineering and Operations for Scana Petroleum from November 1995 through December 1996.

   Steven G. Natali has served as the Company's Vice President--Exploration since December 1999. From March 1999 until December 16, 1999, Mr. Natali served as the Company's Exploration Manager. Mr. Natali held the position of Chief Geophysicist for the Company from December 1995 to March 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the SEC and the exchange on which the Company's common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of the Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year 2000, the Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year 2000.

Item 11. Executive Compensation

Summary Compensation Table

   The following table sets forth in summary form the compensation earned during each of the Company's last three completed years by the Chief Executive Officer of the Company and by the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 2000 (the "Named Executive Officers"):

                          Summary Compensation Table

                                                                  Long Term Compensation
                                                              -------------------------------
                                                                      Awards          Payouts
                                                       Other  ----------------------- -------
                                                      Annual  Restricted  Securities
                                                      Compen-   Stock     Underlying   LTIP    All Other
                             Fiscal  Salary   Bonus   sation   Award(s)  Options/SARs Payouts Compensation
Name and Principal Position   Year    ($)     ($)(1)    ($)      ($)        (#)(2)      ($)      ($)(3)
---------------------------  ------ -------- -------- ------- ---------- ------------ ------- ------------
Peter A. Dea...............   2000  $350,016 $200,000   -0-      -0-           -0-      -0-     $10,200
 Chief Executive Officer,     1999  $218,752 $175,000   -0-      -0-       100,000      -0-     $ 9,600
 Chairman, and a director     1998  $167,708      -0-   -0-      -0-       142,375      -0-     $ 9,600

Joseph N. Jaggers..........   2000  $119,391 $150,000   -0-      -0-        75,000      -0-     $75,886
 President, and Chief         1999       --       --    --       --            --       --          --
 Operating Officer (4)        1998       --       --    --       --            --       --          --

A. Ralph Reed (5)..........   2000  $285,000      -0-   -0-      -0-           -0-      -0-     $10,200
 Former President, former     1999  $285,000 $130,000   -0-      -0-        52,500      -0-     $ 9,600
 Chief Operating Officer,     1998  $272,250      -0-   -0-      -0-        60,000      -0-     $ 9,600
 and former director

J. Frank Keller (6)........   2000  $206,250 $ 55,000   -0-      -0-        25,000      -0-     $10,200
 Executive Vice President,    1999  $180,000 $ 85,000   -0-      -0-        34,350      -0-     $ 9,600
 Chief Financial Officer,     1998  $177,131      -0-   -0-      -0-        35,000      -0-     $ 9,600
 and former director

Eugene A. Lang, Jr.........   2000  $178,750 $111,000   -0-      -0-        12,000      -0-     $10,200
 Executive Vice President--   1999  $160,000 $ 60,000   -0-      -0-        11,200      -0-     $ 9,600
 General Counsel, and         1998  $157,500      -0-   -0-      -0-        25,000      -0-     $ 9,450
 Secretary

--------
(1) The dollar value of cash bonuses earned during the year indicated. The cash bonuses earned for 2000 were determined by the Compensation Committee on March 7, 2001.
(2) The sum of the number of shares of common stock to be received upon the exercise of all stock options granted.
(3) Represents the Company's matching contribution under the Company's 401(k) Plan for each Named Executive Officer and a $75,000 relocation expense allowance paid to Mr. Jaggers upon his joining the Company as President and Chief Operating Officer on July 10, 2000.
(4) Mr. Jaggers joined the Company as President and Chief Operating Officer on July 10, 2000.
(5) On May 4, 2000, Mr. Reed stepped down as President and Chief Operating Officer. His membership on the Board also ended on May 4, 2000. Mr. Reed's employment ceased on January 4, 2001, when he retired. In recognition to Mr. Reed's contributions to the Company during his 11-year employment, he received a payment of $405,000 on January 4, 2001.
(6) Mr. Keller's membership on the Board ended on May 4, 2000.

Option Grants in Last Fiscal Year

   The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2000 under the Company's incentive plans. Except as set forth in the table below, during fiscal year 2000, the Company did not grant any stock options under the Company's Incentive Plans to any of the Named Executive Officers.

                       Option Grants In Last Fiscal Year

                                                                        Potential Realizable Value
                          Number of    % of Total                         at Assumed Annual Rates
                         Securities     Options                         of Stock Price Appreciation
                         Underlying    Granted to  Exercise                   for Option Term
                           Options    Employees in   Price   Expiration ---------------------------
          Name           Granted (#)  Fiscal Year  ($/Share)    Date         5%           10%
          ----           -----------  ------------ --------- ---------- ---------------------------
Peter A. Dea............      -0-(1)         0%         N/A        N/A           N/A            N/A
Joseph N. Jaggers.......   75,000(2)      25.8%    $  28.75  7-10-2007  $    877,500 $    2,045,250
A. Ralph Reed...........      -0-(3)         0%         N/A        N/A           N/A            N/A
J. Frank Keller.........   25,000(4)       8.6%    $25.8125  2-25-2007  $    262,750 $      612,250
Eugene A. Lang, Jr......   12,000(4)       4.1%    $25.8125  2-25-2007  $    126,120 $      293,880

--------
(1) Mr. Dea was granted no stock options in 2000 in light of the options he received in November 1999 when he was elected Chief Executive Officer.
(2) Mr. Jaggers was granted options to purchase 75,000 shares upon his joining the Company as President and Chief Operating Officer on July 10, 2000. One-fourth of these options become exercisable on each of July 10, 2001, 2002, 2003, and 2004 and all the options expire on July 10, 2007. These options become exercisable immediately upon a change in control of the Company.
(3) In light of his then anticipated retirement, Mr. Reed was granted no stock options in 2000.
(4) One-fourth of these options became exercisable on February 25, 2001, and one-fourth become exercisable on each of February 25, 2002, February 25, 2003 and February 25, 2004. These options become exercisable immediately upon a change in control of the Company.

Aggregated Option Exercises And Fiscal Year-End Option Value Table

   The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2000 by the Named Executive Officers and the value of unexercised stock options held by the Named Executive Officers as of December 31, 2000.

                          Aggregated Option Exercises
                    For Fiscal Year Ended December 31, 2000
                        And Year-End Option Values(/1/)

                                                        Number of
                                                  Securities Underlying     Value of Unexercised
                                                   Unexercised Options      In-the-Money Options
                           Shares      Value    at Fiscal Year-End(#)(4)  at Fiscal Year-End($)(5)
                         Acquired on  Realized  ------------------------- -------------------------
          Name           Exercise(2)  ($) (3)   Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ---------- ----------- ------------- ----------- -------------
Peter A. Dea............   56,858    $1,136,327   59,643       147,563    $1,537,569   $4,182,530
Joseph N. Jaggers.......      -0-    $      -0-      -0-        75,000    $      -0-   $2,104,500
A. Ralph Reed...........   75,000    $1,039,273   13,125        67,375    $  529,889   $2,169,292
J. Frank Keller.........   32,787    $  756,151   35,025        72,438    $  827,073   $2,322,595
Eugene A. Lang, Jr......    1,762    $   48,790   68,808        41,100    $2,080,134   $1,220,304

--------
(1) No stock appreciation rights are held by any of the Named Executive
    Officers.
(2) The number of shares received upon exercise of options during the year ended December 31, 2000.
(3) With respect to options exercised during the year ended December 31, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of December 31, 2000, separated between those options that were exercisable and those options that were not exercisable on that date.
(5) For all unexercised options held as of December 31, 2000, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2000. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $56.81 per share on December 29, 2000.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

   The Company has an employee retirement plan (the "401(k) Plan") that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Employees of the Company are entitled to contribute to the 401(k) Plan up to 15 percent of their respective salaries. In addition, the Company currently contributes on behalf of each participating employee 100 percent of that employee's contribution, up to a maximum contribution by the Company of six percent of that employee's gross salary for that pay period, with one-half of the matching contribution paid in cash and one-half paid in the Company's common stock. The Company's matching contribution is subject to a vesting schedule. Benefits payable to employees upon retirement are based on the contributions made by the employee under the 401(k) Plan, the Company's matching contributions, and the performance of the 401(k) Plan's investments. Therefore, the Company cannot estimate the annual benefits that will be payable to participants in the 401(k) Plan upon retirement at normal retirement age. Excluding the 401(k) Plan, the Company has no defined benefit or actuarial or pension plans or other retirement plans.

   Excluding the Company's stock option plans, the Company has no long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Compensation of Directors

   Standard Arrangements. Pursuant to the Company's standard arrangement for compensating directors, no compensation for serving as a director is paid to directors who also are employees of the Company, and those directors who are not also employees of the Company ("Outside Directors") receive an annual retainer of $20,000 paid in equal quarterly installments. In addition, during the first quarter of 2000, for each Board of Directors or committee meeting attended in person, each Outside Director received a $1,000 meeting attendance fee. Each Outside Director also received $300 for each telephone meeting lasting more than 15 minutes. The Chairmen of the Compensation and Audit Committees received, however, a $1,500 meeting attendance fee for each committee meeting. Beginning on April 1, 2000, the meeting attendance fee increased to $1,100, the Chairman's fees for Committee meetings increased to $1,600, and the fee for telephone meetings increased to $500. All directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board and Committee meetings.

   For each Board of Directors or committee meeting attended, options to purchase 1,000 shares of common stock will become exercisable for each Outside Director. Although these options become exercisable only at the rate of 1,000 for each meeting attended, each director will be granted options to purchase 10,000 shares at the time the individual initially becomes a director. Any options that have not become exercisable at the time of termination of a director's service will expire at that time. At such time that the options to purchase all 10,000 shares have become exercisable, options to purchase an additional 10,000 shares will be granted to the director and will be subject to the same restrictions on exercise as the previously received options. The options are granted to the Outside Directors pursuant to the Company's Non-Discretionary Stock Option Plan, and the exercise price for those options is equal to the closing sales price for the Company's common stock on the date of grant. The options expire upon the later to occur of five years after the date of grant or two years after the date those options first became exercisable.

   Other Arrangements. During the year ended December 31, 2000, no compensation was paid to directors of the Company other than pursuant to the standard compensation arrangements described in the previous section.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

   The Company has entered into severance agreements with each of the Named Executive Officers as well as certain other officers and employees. Generally, the agreements provide, among other things, that if, within three years after a Change-in-Control (as defined in the severance agreement) the employee's employment is terminated by the employee for "Good Reason" or by the Company other than for "Cause" (as such terms are defined in the severance agreement), the employee will be entitled to a lump sum cash payment equal to three times for Messrs. Dea, Jaggers, Reed and Keller (two times in the case of other officers and certain employees) the employee's annual compensation (based on annual salary and past annual bonus) in addition to continuation of certain benefits for three years for Messrs. Dea, Jaggers, Reed and Keller (two years in the case of other officers and employees) from the date of termination. Mr. Reed's agreement terminated upon his retirement on January 4, 2001.

   In addition, the Company's stock option plans and option agreements under the plans provide for the acceleration of option exercisability in the event of a Change-in-Control.

Compensation Committee Interlocks and Insider Participation

   During the year ended December 31, 2000, each of Messrs. Buford, Cody, Fitzgibbons, Gieskes, Grant and Schreiber served as members of the Compensation Committee of the Board of Directors. Mr. Schreiber served as the President of Excel Energy Corporation ("Excel") prior to the 1985 merger of Excel with and into the Company, and Mr. Gieskes served as Chairman of the Board of Excel at the time of the merger. No other person who served as a member of the Compensation Committee during the year ended December 31, 2000 was, during that year, an officer or employee of the Company or of any of its subsidiaries, or was formerly an officer of the Company or of any of its subsidiaries, except Mr. Buford who served as the Chairman of the Board from December 1983 through March 1994. However, Mr. Buford was never a salaried employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   On March 15, 2001, there were 33,461,004 shares of the Company's common stock outstanding. According to information furnished to the Company as of March 15, 2001, the directors of the Company, the Named Executive Officers, all directors and executive officers as a group, and each other person known by the Company to be a beneficial owner of more than five percent of the Company's common stock, beneficially owned shares of common stock as set forth below. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Exchange Act under which a person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days of March 15, 2001.

   Name of
  Beneficial                               Amount/Nature of     Percent of Class
    Owner                                Beneficial Ownership  Beneficially Owned
  ----------                             --------------------  ------------------
C. Robert Buford ......................         644,866(1)            1.9%
Derrill Cody...........................          34,160(2)              *
Peter A. Dea...........................          80,799(2)              *
James M. Fitzgibbons...................          42,000(2)              *
Hennie L.J.M. Gieskes..................         909,214(2)            2.7%
William W. Grant, III..................          40,350(2)              *
Joseph N. Jaggers......................             255(2)              *
J. Frank Keller........................         117,060(2)              *
Eugene A. Lang, Jr.....................          96,791(2)              *
Philippe S.E. Schreiber................          37,106(2)              *
All Directors and Executive Officers as
 a Group (15 Persons)..................       2,124,312(3)            6.3%

State Farm Mutual Automobile Insurance
 Company and affiliates................       2,938,638(4)(5)         8.8%
 One State Farm Plaza
 Bloomington, IL 61710
Franklin Resources, Inc................       2,467,215(4)(6)         7.4%
 777 Mariners Island Boulevard
 San Mateo, CA 94403
Scudder Kemper Investments, Inc........       1,906,100(4)            5.7%
 345 Park Avenue
 New York, NY 10154
T. Rowe Price Associates, Inc..........       1,753,936(4)(7)         5.2%
 100 East Pratt Street
 Baltimore, MD 21202

--------
*  Less than 1% of the common stock outstanding.
(1) C. Robert Buford is considered a beneficial owner of the 523,210 shares of which Zenith is the record owner. Mr. Buford owns approximately 89 percent of the outstanding common stock of Zenith. The number of shares of the Company's stock indicated for Mr. Buford also includes 10,000 shares that are owned by Aguilla Corporation, which is owned by Mr. Buford's wife and adult children. Mr. Buford disclaims beneficial ownership of the shares held by Aguilla Corporation pursuant to Rule 16a-1(a)(4) under the Exchange Act. The number of shares indicated also includes 30,000 shares underlying stock options that currently are exercisable or that may become exercisable within 60 days following March 15, 2001.
(2) The number of shares indicated consists of or includes the following number of shares underlying options that currently are exercisable or that may become exercisable within 60 days following March 15, 2001: Derrill Cody, 20,000; Peter A. Dea, 66,518; James M. Fitzgibbons, 30,000; Hennie L.J.M. Gieskes, 10,000; William W. Grant, III, 20,000; J. Frank Keller, 64,038; Eugene A. Lang, Jr., 84,767; and Philippe S.E. Schreiber, 30,000.
(3) The number of shares indicated consists of or includes 355,323 shares underlying options held by the directors and executive officers shown in the table, and an additional 92,006 shares underlying options held by other officers that currently are exercisable or that may become exercisable within 60 days following March 15, 2001.

(4) Based solely on information included in a Schedule 13G filed with the SEC by each of the named stockholders.
(5) The number of shares indicated includes the shares owned by entities related to State Farm Mutual Automobile Insurance Company ("SFMAI"). Those entities and SFMAI may be deemed to constitute a "group" with regard to the ownership of shares reported on a Schedule 13G. In their reports on
    Schedule 13G, the entities indicated that they disclaim membership in a group for the purposes of reporting on Schedule 13G or did not affirm the existence of a group.
(6) The number of shares indicated includes the shares owned by Franklin Resources, Inc. ("Franklin") and an individual and entity related to Franklin. Franklin, the individual and the additional entity may be deemed to constitute a "group" with regard to the ownership of shares reported on a Schedule 13G. In their reports on Schedule 13G, Franklin, the individual and the other entity indicated that they disclaim membership in a group for the purposes of reporting on Schedule 13G or did not affirm the existence of a group.
(7) The shares indicated are owned by various individuals and institutional investors which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

Item 13. Certain Relationships and Related Transactions

   During 2000, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                    PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K

   (a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Report of Independent Public Accountants..............................  F-1
   Consolidated Balance Sheets at December 31, 2000 and 1999.............  F-2
   Consolidated Statements of Income for each of the three years in the period ended December 31, 2000.......................................  F-3
   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000..........................  F-4
   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000...................................  F-5
   Notes to the Consolidated Financial Statements........................  F-6
   Supplemental Oil And Gas Information.................................. F-23

   All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

   (a)(3) Exhibits

   See "EXHIBIT INDEX" on page   .

   (b) Reports on Form 8-K. A report on Form 8-K was filed November 15, 2000.

                         BARRETT RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 2000

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

  3.2 Certificate of Amendment to Certificate of Incorporation of Barrett dated June 17, 1997 is incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997.

  3.3A Bylaws of Barrett, as amended through February 25, 199 are incorporated by reference from Exhibit 3.3 of Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998.

  3.3B Bylaw Amendments dated March 14, 2001 are incorporated by reference from Exhibit (a)(2)(xi) of Registrant's Schedule 14D-9 filed with the SEC on March 23, 2001.

  3.3C   Bylaw Amendment dated March 22, 2001.

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

 10.7    Revolving Credit Agreement among Barrett, as Borrower, Bank of
         America, N.A., as Administrative Agent and Issuing Lender, Banc of
         America Securities L.L.C., as Sole Lead Arranger and Book Manager,
         Bank One, NA, as Syndication Agent, Fleet National Bank, as
         Documentation Agent, and the Lenders Party to that agreement.

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

 10.10A Form of Severance Protection Agreement is incorporated by reference from Exhibit 10.9A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.10B  Schedule Identifying Material Differences Among Severance Protection
         Agreements between Barrett and each of Peter A. Dea, Joseph N.
         Jaggers, A. Ralph Reed, J. Frank Keller, Eugene A. Lang, Jr. and Bryan
         G. Hassler.

 10.10C  Amendment No. 1 to Severance Protection Agreement dated February 9,
         1998 between Registrant and Peter A. Dea is incorporated by reference from Exhibit 10.8C to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

 21      List of Subsidiaries.

 23.1    Consent of Arthur Andersen LLP.

 23.2    Consent of Ryder Scott Company L.P.

 23.3    Consent of Netherland, Sewell & Associates, Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Barrett Resources Corporation

Date: March 30, 2001                                 /s/ Peter A. Dea
                                          By___________________________________
                                                       Peter A. Dea
                                             Chairman of the Board, and Chief
                                                     Executive Officer

Date: March 30, 2001                                /s/ John F. Keller
                                          By___________________________________
                                                      John F. Keller
                                               Chief Financial Officer, and
                                                    Principal Financial
                                                  and Accounting Officer

              Signature                           Title                  Date
              ---------                           -----                  ----

 _______/s/ C. Robert Buford ________            Director           March 30, 2001
           C. Robert Buford

 _________/s/ Derrill Cody __________            Director           March 30, 2001
             Derrill Cody

 _________/s/ Peter A. Dea __________            Director           March 30, 2001
             Peter A. Dea

 _____/s/ James M. Fitzgibbons ______            Director           March 30, 2001
         James M. Fitzgibbons

 ____/s/ Hennie L.J.M. Gieskes ______            Director           March 30, 2001
         Hennie L.J.M. Gieskes

 ____/s/ William W. Grant, III ______            Director           March 30, 2001
         William W. Grant, III

 ___/s/ Philippe S.E. Schreiber _____            Director           March 30, 2001
        Philippe S.E. Schreiber

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Barrett Resources Corporation:

   We have audited the accompanying consolidated balance sheets of Barrett Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Denver, Colorado,
February 27, 2001.

                         BARRETT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                (in thousands, except share and per share data)

                                                               2000      1999
                                                            ---------- --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $   25,454 $ 20,634
  Receivables, net.........................................    297,766   99,906
  Gas inventory held for sale, at market...................     27,418   19,907
  Other current assets.....................................     29,042   14,075
                                                            ---------- --------
    Total current assets...................................    379,680  154,522
Net property and equipment (full cost method)..............    869,606  726,489
Other assets, net..........................................      4,547    3,290
                                                            ---------- --------
                                                            $1,253,833 $884,301
                                                            ========== ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  234,739 $ 94,293
  Amounts payable to oil and gas property owners...........     18,672    5,879
  Production taxes payable.................................     39,229   22,981
  Accrued and other liabilities............................     20,917   16,610
  Unrealized mark to market transactions...................     47,745      --
                                                            ---------- --------
    Total current liabilities..............................    361,302  139,763
Long term debt.............................................    406,269  355,250
Deferred income taxes......................................     39,003   25,640
Unrealized mark to market transactions.....................     31,446      --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares
   authorized, none outstanding............................        --       --
  Common stock, $.01 par value: 45,000,000 shares
   authorized, 33,394,063 and 32,589,774 shares issued and
   outstanding, respectively...............................        334      326
  Additional paid-in capital...............................    296,043  271,560
  Retained earnings........................................    119,436   91,762
                                                            ---------- --------
    Total stockholders' equity.............................    415,813  363,648
                                                            ---------- --------
                                                            $1,253,833 $884,301
                                                            ========== ========


        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998
                     (in thousands, except per share data)

                                                 2000       1999      1998
                                               ---------  --------  ---------
Operating revenues:
  Oil and gas production...................... $ 367,732  $209,977  $ 205,501
  Other income................................     8,700     5,023      6,267
                                               ---------  --------  ---------
                                                 376,432   215,000    211,768
Operating expenses:
  Lease operating expenses....................    56,272    40,486     44,588
  Transportation and gathering................    34,664    24,651     14,038
  Depreciation, depletion and amortization....   100,795    90,668    102,123
  General and administrative..................    26,065    23,849     24,546
  Impairment..................................       --        --     168,304
  Other.......................................       --        158      2,412
                                               ---------  --------  ---------
                                                 217,796   179,812    356,011
                                               ---------  --------  ---------
Operating income (loss) from oil and gas
 operations...................................   158,636    35,188   (144,243)
Other income and (expenses):
  Interest income.............................     1,561       826        649
  Interest expense............................   (25,455)  (21,521)   (20,858)
  Trading activities, net.....................   (88,800)   18,845     14,941
  Other.......................................    (1,305)      --         --
                                               ---------  --------  ---------
                                                (113,999)   (1,850)    (5,268)
                                               ---------  --------  ---------
Income (loss) before income taxes.............    44,637    33,338   (149,511)
Provision (benefit) for income taxes..........    16,963    12,510    (55,768)
                                               ---------  --------  ---------
Net income (loss)............................. $  27,674  $ 20,828  $ (93,743)
                                               =========  ========  =========
Earnings (loss) per common share
  Basic....................................... $    0.84  $   0.64  $   (2.95)
                                               =========  ========  =========
  Assuming dilution........................... $    0.83  $   0.64  $   (2.95)
                                               =========  ========  =========
Weighted average shares of common stock
 outstanding:
  Basic.......................................    32,873    32,307     31,756
                                               =========  ========  =========
  Assuming dilution...........................    33,324    32,790     31,756
                                               =========  ========  =========

        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                        (in thousands except share data)

                                    Additional                        Total
                             Common  Paid-In   Treasury Retained  Stockholders'
                             Stock   Capital    Stock   Earnings     Equity
                             ------ ---------- -------- --------  -------------
Balances, January 1, 1998...  $314   $247,390   $  --   $164,677    $412,381
  Exercise of stock
   options..................     3      5,728     (233)      --        5,498
  Retirement of 8,280 shares
   of treasury stock........   --        (233)     233       --          --
  Stock issued in connection
   with property
   acquisitions.............     3      9,113      --        --        9,116
  Net loss..................   --         --       --    (93,743)    (93,743)
                              ----   --------   ------  --------    --------
Balances, December 31,
 1998.......................   320    261,998      --     70,934     333,252
  Exercise of stock
   options..................     4     10,353     (789)      --        9,568
  Exercise of put options...     2         (2)     --        --          --
  Retirement of 28,217
   shares of treasury
   stock....................   --        (789)     789       --          --
  Net income ...............   --         --       --     20,828      20,828
                              ----   --------   ------  --------    --------
Balances, December 31,
 1999.......................   326    271,560       --    91,762     363,648
  Exercise of stock
   options..................    10     25,865   (5,709)      --       20,166
  Tax benefit related to
   stock option exercises...   --       3,021      --        --        3,021
  Purchase of treasury
   stock....................   --         --        (1)      --           (1)
  Retirement of 167,853
   shares of treasury
   stock....................    (2)    (5,708)   5,710       --          --
  Compensation associated
   with acceleration of
   vesting stock options....   --       1,305      --        --        1,305
  Net income................   --         --       --     27,674      27,674
                              ----   --------   ------  --------    --------
Balances, December 31,
 2000.......................  $334   $296,043   $  --   $119,436    $415,813
                              ====   ========   ======  ========    ========



        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operations:
  Net income (loss)........................... $  27,674  $  20,828  $ (93,743)
  Adjustments needed to reconcile to net cash
   flow provided by operations:
    Depreciation, depletion, amortization and
     impairment...............................   101,236     91,193    270,858
    Unrealized loss (gain) on mark to market
     transactions.............................    65,193     (1,379)       --
    Deferred income taxes.....................    15,936     12,347    (55,683)
    Other.....................................       946       (770)    (2,168)
                                               ---------  ---------  ---------
                                                 210,985    122,219    119,264
Change in current assets and liabilities:
  Receivables.................................  (197,860)    27,892    (24,864)
  Other current assets........................    (5,946)   (20,591)    (6,383)
  Accounts payable............................   140,446    (10,506)    42,929
  Amounts payable to oil and gas property
   owners.....................................    12,793    (10,141)   (11,154)
  Production taxes payable....................    16,248      2,581      2,455
  Accrued and other liabilities...............     1,844        776     (5,277)
                                               ---------  ---------  ---------
Net cash flow provided by operations..........   178,510    112,230    116,970
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from sales of oil and gas
   properties.................................    44,819     24,685      6,393
  Acquisitions of property and equipment......  (291,001)  (160,928)  (203,056)
                                               ---------  ---------  ---------
Net cash flow used in investing activities....  (246,182)  (136,243)  (196,663)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock......    20,166      9,568      5,498
  Proceeds from long term borrowing...........   575,060    100,000    119,000
  Payments on long term debt..................  (520,771)   (79,260)   (44,794)
  Treasury stock purchased....................        (1)       --         --
  Other.......................................    (1,962)       --        (151)
                                               ---------  ---------  ---------
Net cash flow provided by financing
 activities...................................    72,492     30,308     79,553
                                               ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................     4,820      6,295       (140)
Cash and cash equivalents at beginning of
 year.........................................    20,634     14,339     14,479
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  25,454  $  20,634  $  14,339
                                               =========  =========  =========


        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

   Barrett Resources Corporation (the "Company") is an independent natural gas and oil exploration and production company with producing properties located principally in the Rocky Mountain and Mid-Continent regions. The Company also operates gas gathering systems and related facilities in certain areas in which the Company owns production. In addition, the Company engages in natural gas trading activities, which involves purchasing natural gas from and selling natural gas to third parties. The Company also has exploration activities in the Republic of Peru.

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter-company transactions and amounts have been eliminated in consolidation.

 Reclassifications

   Certain reclassifications have been made to 1999 and 1998 amounts to conform to the 2000 presentation. Also, in September 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"), which requires shipping and handling costs to be reflected as an operating expense rather than as a reduction of revenue. The Company was required to adopt the provisions of EITF No. 00-10 in the fourth quarter of 2000. Accordingly, the Company restated oil and natural gas revenues for all periods presented to exclude the effects of transportation costs and recorded such transportation costs as a separate line in the statements of operations. Adoption of the provisions of EITF No. 00-10 had no impact on net income (loss).

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events that may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.

 Partnerships

   The consolidated financial statements include the Company's proportionate share of the assets, liabilities, revenues and expenses of its oil and gas partnership interests. These partnership interests relate to oil and gas producing properties.

 Cash and cash equivalents

   Cash in excess of daily requirements is invested overnight in Eurodollar accounts or commercial paper with short-term maturities. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

                         BARRETT RESOURCES CORPORATION

 Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, receivables, payables and derivative instruments. The Company places its temporary cash investments with high credit quality financial institutions. The Company's receivables and payables result from operation and trading activities and are primarily due from many customers including amounts due from oil and gas entities in the Rocky Mountain region and from industrial end-users and local distribution companies. The Company routinely assesses the financial strength of its customers. Due to the large number of customers, concentrations of credit risk are limited. The Company analyzes the financial condition of each counter party prior to entering into a transaction, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. Based on these assessments, the Company may require a standby letter of credit or a financial guarantee. Traded futures and option contracts entered into with the New York Mercantile Exchange ("Exchange") are guaranteed by the Exchange and have nominal credit risk.

 Gas Inventory

   The Company engages in natural gas trading activities and holds natural gas inventory for such purposes. Accordingly, natural gas inventory held in storage is marked to market based upon future market prices in effect at the end of the year. At December 31, 2000 and 1999 the average market value per Mcf for inventory held in storage was $8.88 and $2.14, respectively.

 Oil and gas properties

   The Company utilizes the full cost method of accounting for oil and gas properties whereby all productive and nonproductive costs paid to third parties that are incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. No gains or losses are recognized upon the sale, conveyance or other disposition of oil and gas properties except in transactions involving the conveyance of significant amounts of oil and gas reserves.

   Capitalized costs are accumulated on a country-by-country basis subject to a cost center ceiling and amortized using the units-of-production method. The Company currently has two cost centers: the United States and the Republic of Peru. Amortizable costs include estimated future development costs of proved reserves and estimated dismantlement costs, but exclude the costs of unevaluated oil and gas properties. Accumulated depreciation is written off as assets are retired. Depletion and amortization equaled approximately $.80, $.83 and $.92 per Mcfe ($4.81, $4.99 and $5.49 per BOE) during the years ended December 31, 2000, 1999 and 1998, respectively. Included in accumulated depletion, depreciation and amortization is the Company's accrual for future abandonment costs. Total future abandonment costs of approximately $7.2 million are included in the depletable base. In 1998, the ceiling test limitation resulted in the Company recognizing a pre-tax impairment expense of $129 million and $39 million on its oil and gas properties located in the United States and Peru, respectively.

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

                         BARRETT RESOURCES CORPORATION

 Other property and equipment

   Other property and equipment is recorded at cost. Renewals and betterments which substantially extend the useful life of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives, ranging from five to fifteen years, of the assets.

 Unamortized debt discount and expense

   Discounts and expenses incurred in connection with the issuance of outstanding long term debt are amortized on a straight-line basis over the terms of the respective issue.

 Amounts payable to oil and gas property owners

   Amounts payable to oil and gas property owners consist of cash calls from working interest owners to pay for development costs of properties being currently developed and production revenue that the Company, as operator, is collecting and distributing to revenue interest owners.

 Trading activities

   The Company's business activities include the buying and selling of natural gas. The Company currently recognizes revenue and costs on gas trading transactions at the point in time when gas is purchased from the seller or delivered to the purchaser. All trading revenues and expenses are presented on a net basis in the accompanying financial statements. Contracts to purchase and sell natural gas and derivative positions are marked to market at the end of each reporting period in accordance with EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". As of December 31, 2000 and 1999, the Company, utilizing appropriate mark to market criteria, recorded an unrealized gain (loss) on these contracts and derivative positions of approximately ($80.6) million and $1.4 million, respectively.

 Hedging activities

   The Company uses both commodity futures contracts and price swaps to hedge the impact of price fluctuations on a portion of its production. The Company enters into a hedging position for specific transactions that, in management's opinion, may expose the Company to an unacceptable market price risk.

   Gains or losses on hedging transactions are deferred until the physical transaction occurs for financial reporting purposes. Deferred gains and losses and unrealized gains and losses are evaluated in connection with the physical transaction underlying the hedge position. Gains or losses on hedging activities are recorded in the consolidated statements of operations as adjustments to oil and gas production. Hedging transactions are reported as operating activities in the consolidated statements of cash flows.

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

                         BARRETT RESOURCES CORPORATION

   The following table reflects the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                                       For the years ended
                                                           December 31
                                                     ------------------------
                                                      2000    1999     1998
                                                     ------- ------- --------
                                                          (in thousands)
   Income (loss) available to common stockholders... $27,674 $20,828 $(93,743)
                                                     ======= ======= ========
   Weighted average number of common shares used in
    basic EPS.......................................  32,873  32,307   31,756
   Effect of dilutive securities (see Note 8):
     Stock options..................................     451     395      --
     Written put option.............................     --       88      --
                                                     ------- ------- --------
   Weighted average number of common shares and
    shares of dilutive potential common stock used
    in EPS--assuming dilution.......................  33,324  32,790   31,756
                                                     ======= ======= ========

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

 Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 on January 1, 2001.

   As of January 1, 2001, the Company held derivative positions on 57.4 Bcf of its natural gas production. The fair value of these non-trading derivatives, based on January 1, 2001 natural gas prices, was a negative $163.4 million.

   With the adoption of SFAS 133 on January 1, 2001, the Company will reflect on its balance sheet an additional unrealized mark to market transaction liability of $163.4 million, of which $101.6 million is current, and an income tax benefit of $62.1 million. The Company's stockholders' equity will reflect an accumulated other comprehensive loss, net of tax benefits, of $101.3 million.

2. ACQUISITIONS

   In January 2000, the Company acquired additional working interests in its Piceance Basin gas properties located in northwestern Colorado and the remaining joint venture interest in a related gas gathering system, processing plant and pipeline from an industry partner for approximately $34.4 million. In October 2000, the Company acquired interests in 54,675 gross and net acres of coal bed methane properties with 58 producing wells

                         BARRETT RESOURCES CORPORATION
and a gas gathering and compression system in the Raton Basin in southern Colorado, for a purchase price of approximately $52.9 million. The acquisitions (accounted for under the purchase method) were financed with borrowings from the Company's bank credit facilities.

3. RECEIVABLES AND PAYABLES

   The Company's Receivables as of December 31 are as follows:

                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands)
   Oil and gas revenue receivables............................ $ 97,639 $43,315
   Trading receivables........................................  180,907  41,002
   Joint interest billings....................................   11,555  10,625
   Other accounts receivable..................................    7,665   4,964
                                                               -------- -------
                                                               $297,766 $99,906
                                                               ======== =======

   As of December 31, 2000 and 1999, receivables are recorded net of allowance for doubtful accounts of $1,017,000 and $1,912,000, respectively.

   The Company's Payables as of December 31 are as follows:

                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands)
   Oil and gas trade payables................................. $ 32,862 $29,009
   Trading payables...........................................  201,877  65,284
                                                               -------- -------
                                                               $234,739 $94,293
                                                               ======== =======

4. PROPERTY AND EQUIPMENT

                                                            December 31
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
                                                          (in thousands)
   Oil and gas properties, full cost method:
     Unevaluated costs, not being amortized........... $   73,875  $   67,676
     Evaluated costs..................................  1,430,412   1,231,417
     Gas gathering systems............................     77,037      40,627
   Furniture, vehicles and equipment..................     14,146      12,375
                                                       ----------  ----------
                                                        1,595,470   1,352,095
   Less accumulated depreciation, depletion,
    amortization and impairment.......................   (725,864)   (625,606)
                                                       ----------  ----------
                                                       $  869,606  $  726,489
                                                       ==========  ==========

                         BARRETT RESOURCES CORPORATION

5. UNEVALUATED OIL AND GAS PROPERTY COSTS

   Costs associated with unevaluated properties and major development projects consist of the following:

                                                 Costs incurred during
                                        ---------------------------------------
                                         2000    1999    1998    Prior   Total
                                        ------- ------- ------- ------- -------
                                                    (in thousands)
United States
  Acquisition costs.................... $12,127 $12,210 $19,192 $17,585 $61,114
  Exploration costs....................  10,957     167     741     211  12,076
Peru--Acquisition costs ...............     --      685             --      685
                                        ------- ------- ------- ------- -------
                                        $23,084 $13,062 $19,933 $17,796 $73,875
                                        ======= ======= ======= ======= =======

   The unevaluated costs were incurred for projects which are being explored. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within the next five years.

6. LONG-TERM DEBT

                                                                For the years
                                                              ended December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Line of Credit............................................ $248,000 $200,000
   7.55% Senior Notes........................................  150,000  150,000
   Production Payments.......................................   15,298    9,369
                                                              -------- --------
   Total.....................................................  413,298  359,369
   Less: current portion, included in other liabilities......    7,029    4,119
                                                              -------- --------
   Long-term debt............................................ $406,269 $355,250
                                                              ======== ========

   The aggregate amounts of maturities on long-term debt for the next five years are as follows: 2001, $7.0 million; 2002, $6.5 million; 2003, $1.8 million; 2004, zero; and 2005, $248.0 million.

 Line of Credit

   On December 15, 2000, the Company entered into a credit agreement with lending banks that established a revolving senior credit facility (the "Line of Credit") under which up to $350 million is available for loans and letters of credit on a revolving basis. The Company has the option to increase the maximum amount available under the Line of Credit to $450 million, subject to certain terms and conditions. In addition, the Company may elect, or subject to certain terms relating to the Company's senior unsecured debt rating, may be required to permanently convert the Line of Credit to a reserve based credit facility. The maturity date of the Line of Credit is December 15, 2005.

   The Company is required to pay interest only on its borrowings. At the Company's option, funds may be borrowed at an interest rate equal to the London Interbank Eurodollar Rate ("LIBOR") plus an applicable margin ranging from 0.75 percent to 1.625 percent (depending on the Company's senior unsecured debt rating); or alternatively, funds may be borrowed at a "Base Rate" defined as the higher of (i) the Bank of America's prime rate and (ii) the Federal Funds rate plus 0.50 percent plus an applicable margin ranging from zero to 0.375 percent. For funds borrowed under the LIBOR rate, the Company may select interest periods of one, two, three or six months with interest payable at the end of the selected interest period, but not less frequently than

                         BARRETT RESOURCES CORPORATION
quarterly. Interest with respect to Base Rate loans is payable quarterly. At December 31, 2000, the Company's outstanding balance under the Line of Credit was $248 million of which $210 million was accruing interest at an average LIBOR rate of 7.89 percent and $38 million accruing interest at a Base Rate of
9.50 percent.

   Under the Line of Credit the Company is required to pay quarterly commitment fees ranging between 0.175 percent and 0.50 percent (based on the Company's senior unsecured debt rating) on the unused portion of the maximum amount available for borrowing. At December 31, 2000, the Company had $63 million of unused commitment amount under the Line of Credit. The Company is also required to pay quarterly fees associated with outstanding letters of credit ranging between 0.75 percent and 1.625 percent (based on the Company's senior unsecured debt rating) plus a fronting fee of 0.125 percent.

   The credit agreement associated with the Line of Credit places restrictions on the payment of dividends, borrowings, sales of assets, loans to others and investment and merger activity over certain limits and requires the Company to maintain defined net worth and debt to equity levels. The Company is in compliance with all debt covenants.

 7.55% Senior Notes

   In February 1997, the Company completed a public offering of $150 million (principal amount) of its 7.55% Senior Notes due 2007 ("Notes"). A portion of the net proceeds from the offering was used to repay the Company's then existing line of credit. The Notes are senior unsecured obligations of the Company ranking equally in right of payment to all existing and future senior indebtedness of the Company. At the option of the Company, the Notes may be redeemed at any time, in whole or in part, by paying an amount specified for a make-whole premium. The indenture of the Notes limits the Company's ability to incur indebtedness secured by certain liens, engage in certain sale/leaseback transactions, and engage in certain merger, consolidation or reorganization transactions. Interest is paid semi-annually on February 1 and August 1 of each year.

 Production Payments

   In November 1997, the Company sold its interest in certain Colorado properties to an investment group. For accounting purposes, the Company has treated the sale as a non-recourse monetary production payment reflected in long-term liabilities on the balance sheet. Net of transaction costs, the proceeds from the original sale were approximately $15.5 million in cash. In May of 2000, the Company sold an additional interest in the properties to the same investment group for net proceeds of approximately $9.6 million. Payments of the production payment liability are funded from the operating cash flow of the properties, less funds required for working capital purposes. The liability is expected to be fully repaid by 2003.

 Fair value of financial instruments

   The estimated fair values of the Company's financial instruments are:

                                                              Carrying   Fair
                                                               Amount   Value
                                                              -------- --------
                                                               (in thousands)
   2000
   Cash and cash equivalents................................. $ 25,454 $ 25,454
   Long-term debt (including current portion)................  413,298  412,639

   1999
   Cash and cash equivalents................................. $ 20,634 $ 20,634
   Long-term debt (including current portion)................  359,369  349,807

                         BARRETT RESOURCES CORPORATION

   The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

   The fair value of the Company's long-term debt is estimated based on current rates and re-pricing terms available to the Company for its Line of Credit and on quoted market prices for the 7.55% Senior Notes.

   Outstanding letters of credit totaled approximately $40.3 million of which $39 million is secured by the Company's Line of Credit, at December 31, 2000. The letters of credit guarantee performance to third parties. The Company does not expect any losses due to non-performance and, therefore, believes that the fair value of these instruments is zero.

7. RATIO OF EARNINGS TO FIXED CHARGES

   The Company's ratio of earnings to fixed charges was as follows for each of the years then ended:

   2000...............................................................  2.3 to 1
   1999...............................................................  2.5 to 1
   1998...............................................................     n/a
   1997...............................................................  4.4 to 1
   1996............................................................... 11.7 to 1

   For purposes of computing the ratio of earnings to fixed charges, earnings, including the impact of mark to market adjustments, are computed as net income
(loss) before income taxes, plus fixed charges. Fixed charges consist of interest expense, whether expensed or capitalized, on all indebtedness plus amortization of debt issuance costs. For the year ended December 31, 1998, earnings were not sufficient to cover historical fixed charges due to a $168 million non-cash charge for impairment relating to the Company's oil and gas properties. Excluding the effect of the impairment, the ratio of earnings to fixed charges for 1998 was 1.8.

8. COMMON STOCK AND STOCK OPTIONS

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

   During 2000, 1999 and 1998, the Company acquired treasury stock only as a result of stock option exercises or the buy back of shares, which were unsolicited from stockholders. Treasury stock acquired during any year was retired at the end of that year.

   The Company has a stockholders rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts.

                         BARRETT RESOURCES CORPORATION

 Stock Options

   The Company has four employee stock option plans, a 1994 Plan, a 1997 Plan, a 1999 Plan and a 2000 Plan, under which the Company's common stock may be granted to officers and other employees of the Company and subsidiaries. The 1994 Plan as amended, the 1997 Plan, the 1999 Plan and the 2000 Plan provide for the granting of options to purchase 1,000,000, 1,500,000, 600,000 and 600,000 shares of the Company's common stock, respectively. In addition, the Company has a non-discretionary stock option plan, as amended, under which options for an aggregate of 300,000 shares of the Company's common stock may be granted to non-employee directors. Effective with the 1995 merger of the Company and Plains Petroleum Company ("Plains"), the Company assumed preexisting stock option plans of Plains and converted all options then outstanding into options to acquire shares of the Company's common stock. No further options will be granted under the Plains' plans.

   Pursuant to the plans, the exercise price of each option cannot be less than the market price of the Company's stock on the date of grant. Options under the Company's plans generally become exercisable in equal installments on each of the first four anniversaries of the date of grant. All options granted under the Plains option plans are currently exercisable. The options expire, to the extent not exercised, between five and ten years after the date of the grant, or within 90 days (30 days under the Plains' plan) after the recipient's termination of employment with the Company. Options can be incentive stock options or non-statutory stock options.

   Changes in outstanding stock options under these plans are summarized as follows:

                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                          Number of    Average  Number of    Average  Number of    Average
                            Option    Exercise    Option    Exercise    Option    Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................   2,710,824   $27.68    2,609,876   $28.63    2,088,208   $26.29
Granted.................     329,750    31.66      763,945    21.85    1,253,307    30.10
Exercised...............    (972,142)   26.61     (465,687)   22.24     (344,139)   16.96
Forfeited...............    (329,427)   29.86     (197,310)   30.46     (387,500)   31.15
                          ----------            ----------            ----------
Outstanding at end of
 year...................   1,739,005   $28.63    2,710,824    27.68    2,609,876    28.63
                          ==========            ==========            ==========
Options exercisable at
 year-end...............     608,133               990,559               959,326
Weighted-average fair
 value of options
 granted during the
 year...................  $    16.31            $    11.39            $    17.27

   The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following weighted-average assumptions used:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Expected option life--years.............................  4.49   4.82   5.54
   Risk-free interest rate.................................  6.14%  5.47%  5.19%
   Dividend yield..........................................     0      0      0
   Volatility.............................................. 54.80% 55.33% 56.87%

                         BARRETT RESOURCES CORPORATION

   The following table summarizes information about stock options outstanding at December 31, 2000:

                               Stock Options Outstanding              Stock Options Exercisable
                     ---------------------------------------------- -----------------------------
                         Number     Weighted-Average   Weighted-        Number       Weighted-
      Range of       Outstanding at    Remaining        Average     Exercisable at    Average
   Exercise Prices      12/31/00    Contractual Life Exercise Price    12/31/00    Exercise Price
   ---------------   -------------- ---------------- -------------- -------------- --------------
   $15--20               305,497          4.7            $16.55         66,939         $16.96
    20--25               247,187          4.3             23.33        101,687          23.06
    25--30               247,970          5.6             27.29         37,220          27.36
    30--35               728,676          4.0             32.95        330,612          32.89
    35--40               100,750          3.9             36.43         53,250          36.65
    40--43               108,925          5.7             41.41         18,425          42.58
                       ---------          ---            ------        -------         ------
                       1,739,005          4.5            $28.63        608,133         $29.78
                       =========                                       =======

   The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its grant of stock options. Had compensation cost for the grant of stock options been determined based on fair value at grant dates since 1996, as presented by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below.

                                                         For the Year Ended
                                                             December 31
                                                      -------------------------
                                                       2000    1999     1998
                                                      ------- ------- ---------
                                                           (in thousands)
   Net income (loss)
     As reported..................................... $27,674 $20,828 $ (93,743)
     Pro forma....................................... $23,608 $12,832 $(101,008)
   Net income (loss) per share
     As reported
       Basic......................................... $   .84 $   .64 $   (2.95)
       Diluted....................................... $   .83 $   .64 $   (2.95)
     Pro forma
       Basic......................................... $   .72 $   .40 $   (3.18)
       Diluted....................................... $   .71 $   .39 $   (3.18)

   In 2000, the Company accelerated the vesting of stock option grants to two employees to occur upon the date of their retirement. This event resulted in the Company measuring the amount of compensation expense to these employees at the date of modification. Compensation expense is being recognized over the estimated remaining service period for these individuals.

9. RETIREMENT BENEFITS

   The Company has a voluntary 401(k) employee savings plan. Under this plan, as amended, the Company matches 100 percent of each participating employee's contribution, up to a maximum of 6 percent of base salary, with one-half of the match paid in cash invested as directed by the employee and one-half of the match paid in the Company's common stock. The employee's rights to the Company's matching contributions are subject to a vesting schedule. Company contributions were $624,000, $607,000 and $675,000 in 2000, 1999 and 1998, respectively.

                         BARRETT RESOURCES CORPORATION

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

   As of December 31, 2000, the Company had in effect outstanding natural gas swaps associated with its Rocky Mountain natural gas production of 57.4 Bcf at varying volumes per month through March 2003. Fixed prices associated with these swaps range from $ 1.6376 to $ 2.84 per MMBtu. As of December 31, 2000, these contracts had a negative fair value of $163.4 million. The Company does not have any derivatives on its oil production as of December 31, 2000.

   For the years ended December 31, 2000, 1999 and 1998, the Company's losses under its natural gas production swap agreements were $47.8 million, $8.3 million and $0.7 million, respectively. For 1999, the Company recognized hedging losses of approximately $4.6 million under its oil production swap agreements. The Company did not enter into hedging positions for its oil production in 2000 or 1998.

 Trading Activities

   As of December 31, 2000, the Company had entered into a variety of contracts to purchase and sell natural gas and oil at both fixed prices and at index based prices. The Company also enters into financial instruments (derivatives) that seek to reduce sensitivity to price movements or to create guaranteed margins on certain delivery and purchase commitments. The fair value of these contracts and financial instruments as of December 31, 2000 was an estimated net negative of $79.2 million. Net trading activities include net unrealized mark to market losses of $65.2 million, including a natural gas inventory unrealized gain of $15.4 million, and gains of $1.4 million, in 2000 and 1999, respectively. Gross trading activities are summarized in the table below.

                                               2000        1999       1998
                                            -----------  ---------  ---------
                                                    (in thousands)
   Revenues, gross......................... $ 1,350,800  $ 792,016  $ 412,982
   Operating expenses, gross...............  (1,374,407)  (774,550)  (398,041)
                                            -----------  ---------  ---------
                                                (23,607)    17,466     14,941
   Unrealized (losses) gains on mark to
    market transactions....................     (65,193)     1,379        --
                                            -----------  ---------  ---------
   Net trading (loss) income............... $   (88,800) $  18,845  $  14,941
                                            ===========  =========  =========

                         BARRETT RESOURCES CORPORATION

11. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

   The minimum future payments under the terms of operating leases, principally for office space, are as follows:

                                                         Years ended December 31
                                                         -----------------------
                                                             (in thousands)
   2001.................................................         $ 1,159
   2002.................................................           1,171
   2003.................................................           1,302
   2004.................................................           1,305
   2005.................................................           1,283
   Thereafter...........................................           7,238
                                                                 -------
                                                                 $13,458
                                                                 =======

   Rent expense was $1,241,000, $1,305,000 and $1,282,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Firm Transportation Commitments

   The Company has executed firm transportation commitments to ensure the transportation and sale of its gas production in the Rocky Mountain region. The Company's obligation for such firm transportation contracts for the next five years and thereafter is as follows:

                                                         Years Ended December 31
                                                         -----------------------
                                                             (in thousands)
   2001.................................................        $ 34,723
   2002.................................................          38,279
   2003.................................................          45,451
   2004.................................................          42,513
   2005.................................................          44,064
   Thereafter...........................................         231,692
                                                                --------
                                                                $436,722
                                                                ========

   In October 2000, the Company entered into a ten year firm transportation commitment to move its gas on a pipeline to be placed in service in May 2002. In January 2001, for consideration of $20.0 million, the Company assigned its rights and obligations for a 34 month period of the ten year commitment commencing July 1, 2002. The Company is obligated to refund all or some of the consideration if, in the unlikely event, the pipeline is not constructed or its in-service date is delayed. The commitment and assignment are reflected in the Company's transportation commitments in the above table.

 Guarantee of Indebtedness

   The Company, as a ten percent owner of a limited liability company operating a gas gathering system in the Powder River Basin of Wyoming, has guaranteed its pro rata share of that company's notes payable. At December 31, 2000, the balance of the notes was $37 million, of which the Company's pro rata share of the liability under its guarantee is $3.7 million. The Company has not been required to pay any amounts related to the notes, nor does it expect to be required to pay any amounts in the future.

                         BARRETT RESOURCES CORPORATION

 Litigation

  Kansas Ad Valorem Tax Refund

   Pursuant to an August 1996 decision of the United States Court of Appeals for the District of Columbia Circuit and subsequent orders of the FERC, natural gas producers who received reimbursement for Kansas ad valorem taxes paid in the mid-1980's on top of the then maximum lawful price for natural gas have been ordered to refund these tax reimbursements plus interest. In connection with this decision, the Company has refunded $5.46 million (principal and interest), including an escrowed refund of $1.21 million attributable to royalty interest owners. In July 1999, the Company filed suit in Kansas state district court to recover the amount attributed to the royalty owners. In January 2001, the court ruled the statute of limitation had expired and additionally, "changed circumstances" precluded the claim. The Company has filed an appeal with the Kansas Supreme Court. If that appeal is unsuccessful, the Company will file an application with FERC seeking relief from any obligation with respect to the royalty owner portion of the refund. The Company will only be financially obligated for the royalty related refunds should the appeal be unsuccessful or if unable to obtain FERC relief from any portion of the royalty related refund.

  Litigation Concerning Shell Oil Company Offer

   The Company is involved in various lawsuits in connection with the unsolicited tender offer (the "Shell Offer") commenced by Shell Oil Company, acting through its indirect wholly-owned subsidiary SRM Acquisition Company ("Sub"), on March 12, 2001 to acquire the Company's outstanding common stock for $55.00 per share. The following is a summary of these lawsuits.

   On March 7, 2001, Shell filed a complaint against Barrett in the Delaware Court of Chancery. The Shell complaint sought an order declaring Article III,
Section 3 of the Barrett Bylaws to be in violation of Section 228 of the Delaware corporate law. Article III, Section 3 provides that nominations by stockholders for directors to be elected by written consent must be delivered in writing to the Barrett Corporate Secretary not less than 60 days nor more than 90 days prior to the first solicitation of any written consents for the election of those nominees. In addition, Shell asked the Court to enjoin Barrett, or anyone acting on Barrett's behalf or in concert with Barrett, from enforcing Article III, Section 3. The Shell complaint also seeks an order declaring Article IX, Section 4 of the Barrett Bylaws to be in violation of
Section 228 of the Delaware corporate law and again asks the Court to enjoin Barrett, or anyone acting on Barrett's behalf or in concert with Barrett, from enforcing that Bylaw. Article IX, Section 4 provides that the Barrett Bylaws may be amended at a meeting of stockholders, but not by their written consent, and includes certain requirements of advance notice of the proposed amendment to Barrett and the Barrett Board. On March 12, 2001, Shell filed an amended complaint adding Sub as a plaintiff and the individual directors of Barrett as defendants. Shell alleges that the Barrett directors have breached their fiduciary duties by failing to amend the Bylaws that allegedly violate state law. On March 12, 2001, Shell also filed a motion with the Court seeking an expedited proceeding for matters asserted in its complaint. On March 14, 2001, Barrett amended the Bylaws to delete the two provisions that are the subject of this litigation.

   On March 12, 2001, Shell and Sub filed a complaint against Barrett in the United States District Court for the District of Delaware. The complaint seeks an order declaring that Shell's proposed solicitation of written consents of Barrett's stockholders to remove Barrett's directors and replace them with Shell's nominees (the "Shell Consent Solicitation"), the Shell tender offer documents and other documents filed with the SEC comply with all federal laws. In addition, the complaint asks the Court to enjoin Barrett, or anyone acting on Barrett's behalf or in concert with Barrett, from commencing in any other forum litigation that relates to the Shell Consent Solicitation or the Shell Offer or any matters concerning them.

   Several actions have been filed against Barrett and the Barrett Board in the Delaware Court of Chancery on behalf of a purported class of Barrett stockholders. Although containing slightly different allegations, all of the complaints allege that the Board is violating its fiduciary duties to stockholders. The various actions ask the Court to order the Board to evaluate Barrett's net worth, to inform itself about the Shell Offer and other potential acquirers, to enhance Barrett's value, to negotiate with Shell and to conduct an auction for Barrett. Some of the complaints also challenge the Company's Rights Agreement concerning preferred stock purchase rights associated with the Common Stock and the two recently deleted Bylaws challenged in Shell's suit in the Delaware Court of Chancery. In addition to the injunctions, the actions request payment of their alleged damages and plaintiffs' attorneys' fees.

   Two actions have been filed against Barrett and the Barrett Board in the District Court for the City and County of Denver, Colorado on behalf of a purported class of Barrett stockholders. These actions allege that the Board will violate its fiduciary duties to stockholders if it allows Barrett to consummate the Shell Offer. The actions ask the Court to enjoin the Board from agreeing to the Shell Offer and to require the Board to implement a fair process in order to sell the Company in a way that maximizes stockholder value.

  Other Legal Proceedings

   At December 31, 2000, the Company was a party to certain other legal proceedings, which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion the liability, individually or in the aggregate, if any, to the Company resulting from such actions, including those specifically mentioned above, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Environmental

   At year-end 2000, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and in management's opinion is not expected to have, a material adverse effect on the Company's capital expenditures, results of operations or competitive position.

12. INCOME TAXES

   The provision for income taxes consists of the following:

                                                        2000    1999     1998
                                                       ------- ------- --------
                                                            (in thousands)
   Current
     Federal.........................................  $   512 $   --  $   (175)
     State...........................................       66     163       90
                                                       ------- ------- --------
                                                           578     163      (85)
   Deferred
     Federal.........................................   15,091  11,680  (51,287)
     State...........................................    1,294     667   (4,396)
                                                       ------- ------- --------
                                                        16,385  12,347  (55,683)
                                                       ------- ------- --------
                                                       $16,963 $12,510 $(55,768)
                                                       ======= ======= ========

   The difference between the provision for income taxes and the amounts, which would be determined by applying the statutory federal income tax rate, to income (loss) before provision for income taxes is analyzed below:

                                                    2000     1999     1998
                                                   -------  ------- --------
                                                        (in thousands)
   Tax by applying the statutory federal income
    tax rate to pretax accounting income (loss)... $15,623  $11,668 $(52,323)
   Increase (decrease) in tax from:
     State income taxes...........................   1,360      830   (4,306)
     Other, net...................................     (20)      12      861
                                                   -------  ------- --------
                                                   $16,963  $12,510 $(55,768)
                                                   =======  ======= ========

                         BARRETT RESOURCES CORPORATION

   Long-term deferred tax assets (liabilities) are comprised of the following at December 31, 2000 and 1999:

                                                            2000       1999
                                                          ---------  ---------
                                                            (in thousands)
   Deferred tax assets:
     Allowance for losses................................ $      40  $   3,216
     Mark to market......................................    26,293        --
     Loss carryforwards and other........................    79,288     85,353
                                                          ---------  ---------
       Gross deferred tax assets.........................   105,621     88,569
   Deferred tax liabilities:
     Depreciation, depletion and amortization............  (142,624)  (106,972)
     Partnership activity................................       --      (4,091)
     Capitalized interest and other assets...............       --        (546)
                                                          ---------  ---------
       Gross deferred tax liabilities....................  (142,624)  (111,609)
                                                          ---------  ---------
   Net deferred tax liability............................   (37,003)   (23,040)
   Valuation allowance...................................    (2,000)    (2,600)
                                                          ---------  ---------
                                                          $ (39,003) $ (25,640)
                                                          =========  =========

   Valuation allowances of $2.0 million and $2.6 million were provided at December 31, 2000 and 1999, respectively, based on carryforward amounts, which may not be utilized before expiration.

   The Company has net operating loss carryforwards available totaling $211.5 million, which expire in the years 2001 through 2020. The Company also has AMT tax credits of $2.9 million.

   The tax benefits of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity.

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

13. SUPPLEMENTAL CASH FLOW SCHEDULES AND INFORMATION

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands)
   Cash paid during years
     Income tax........................................ $   368 $ 3,927 $   130
     Interest..........................................  29,514  21,207  20,384
   Supplemental information of noncash investing and
    financing activities:
     Issuance of common stock exchanged for treasury
      shares in cashless option transactions with
      mature shares.................................... $ 5,709 $   789 $   233
     Compensation associated with acceleration of
      vesting stock option............................. $ 1,305     --      --

                         BARRETT RESOURCES CORPORATION

   In March 1998, the Company issued 260,917 shares of common stock with a market value of $9.1 million in an acquisition of a company. The acquired company's sole asset was a 15 percent interest in an oil and gas license in the area denominated as Block 67 located in the Republic of Peru.

   During each of the three years ended December 31, 2000, the Company's production payment obligations were reduced by certain tax credit benefits of $.4 million, $.8 million and $2.2 million, respectively, directly attributed to the properties burdened by the production payment and received by the holder of the production payment liability. The non monetary benefit to the Company was recognized as income.

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

14. BUSINESS SEGMENT INFORMATION

   The Company operates principally in two business segments: oil and gas exploration and production and natural gas trading. In addition to marketing its own gas, the Company engages in natural gas trading activities, which involves purchasing natural gas from and selling natural gas to third parties at prices and volumes that management anticipates will result in profits to the Company. The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated except for certain direct costs associated with the Company's trading activity. Consolidated and segment financial information is as follows:

                                        Natural
                             Oil & Gas    Gas      Segment   Corporation &
                                E&P     Trading    Totals     Unallocated  Consolidated
                             ---------  --------  ---------  ------------- ------------
                                                 (in thousands)
   2000
   Revenues................  $ 368,122  $    --   $ 368,122    $  8,310     $  376,432
   DD&A....................     94,236       --      94,236       6,559        100,795
   Unrealized losses on
    mark to market
    transactions...........        --    (65,193)   (65,193)        --         (65,193)
   Profit (loss)...........    182,950   (90,174)    92,776     (48,139)        44,637
   Assets..................    863,252       --     863,252     390,581      1,253,833
   Expenditures for assets,
    net....................    243,873       --     243,873       2,309        246,182


   1999
   Revenues................  $ 210,226  $    --   $ 210,226    $  4,774     $  215,000
   DD&A....................     86,163       --      86,163       4,505         90,668
   Unrealized gains on mark
    to market
    transactions...........        --      1,379      1,379         --           1,379
   Profit (loss)...........     58,926    17,514     76,440     (43,102)        33,338
   Assets..................    720,453       --     720,453     163,848        884,301
   Expenditures for assets,
    net....................    134,439       --     134,439       1,804        136,243


   1998
   Revenues................  $ 206,338  $    --   $ 206,338    $  5,430     $  211,768
   DD&A....................     97,957       --      97,957       4,166        102,123
   Impairment..............    168,304       --     168,304         --         168,304
   Profit (loss)...........   (118,549)   13,782   (104,767)    (44,744)      (149,511)
   Assets..................    676,228       --     676,228     162,651        838,879
   Expenditures for assets,
    net....................    202,912       --     202,912       2,867        205,779

                         BARRETT RESOURCES CORPORATION

   The Company's revenues are derived in the United States and Canada. The Company's long-lived assets are principally located in the United States.

15. QUARTERLY INFORMATION (UNAUDITED)

                                                   Three Months Ended
                                            -----------------------------------
                                            3/31/00 6/30/00   9/30/00  12/31/00
                                            ------- --------  -------  --------
                                             (in thousands, except per share
                                                          data)
   2000
   Revenues................................ $69,109 $ 83,865  $98,297  $125,161
   Income from operations..................  18,215   33,335   42,966    64,120
   Trading activities, net.................     298  (34,086)  (3,425)  (51,587)
   Net income (loss).......................   7,826   (4,023)  21,257     2,614
   Net income (loss) per share*:
     Basic.................................     .24     (.12)     .64       .08
     Assuming dilution.....................     .24     (.12)     .64       .08

                                                   Three Months Ended
                                            -----------------------------------
                                            3/31/99 6/30/99   9/30/99  12/31/99
                                            ------- --------  -------  --------
   1999
   Revenues................................ $44,629 $ 53,906  $58,906  $ 57,559
   Income from operations..................   2,503    8,638   12,466    11,581
   Trading activities, net.................  15,085    2,985     (222)      997
   Net income..............................   7,699    4,127    4,322     4,680
   Net income per share*:
     Basic.................................     .24      .13      .13       .14
     Assuming dilution.....................     .24      .13      .13       .14

* Individual quarterly income (loss) per share may not aggregate to the income
  (loss) per share for the year.

                     SUPPLEMENTAL OIL AND GAS INFORMATION

   The following information, pertaining to the Company's oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998, is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure About Oil and Gas Producing Activities" (SFAS No. 69).

Major Purchaser

   During 2000, one natural gas purchaser accounted for 9 percent of the Company's operating revenues. Sales of gas to this same purchaser represented 10 percent and 12 percent of operating revenues in 1999 and 1998, respectively.

Costs Incurred In Oil And Gas Exploration And Development Activities

   The following costs were incurred by the Company in oil and gas property acquisition, exploration, and development activities during the years ended December 31:

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                       (in thousands)
   Acquisition of evaluated properties.......... $ 25,551  $ 53,001  $  3,529
   Acquisition of unevaluated properties:
     United States..............................   42,439    21,504    32,127
     Peru.......................................      274       --     12,089
   Exploration costs:
     United States..............................   41,644    27,467    59,331
     Peru.......................................       55       --     15,196
   Development costs:
     United States..............................  142,132    55,615    84,577
     Peru.......................................      160       685       --
                                                 --------  --------  --------
                                                  252,255   158,272   206,849
   Other, principally proceeds from mineral
    conveyances.................................  (44,819)  (26,915)   (7,185)
                                                 --------  --------  --------
   Total additions to oil and gas properties.... $207,436  $131,357  $199,664
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

   In addition, the Company incurred costs of $34.2 million in 2000 for various supporting production facilities consisting principally of natural gas gathering systems and processing plants. Production facility expenditures for 1999 and 1998 were $1.8 million and $3.2 million.

Oil And Gas Reserves (Unaudited)

   The following reserve related information for 2000 is based on estimates prepared by the Company. All of the Company's reserves are located in the United States. Approximately 85 percent of the Company's reserve information as of December 31, 2000 and December 31, 1999 was reviewed by independent reservoir engineers. Ryder Scott Company, L.P., an independent reservoir engineer, reviewed the Company's Hugoton Embayment, Wind River Basin and Piceance Basin reserve information. The reserve information for the Company's Coal Bed Methane properties located in the Powder River Basin was audited by Netherland, Sewell & Associates, Inc., an independent reservoir engineer. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                 2000                 1999                  1998
                         --------------------  --------------------  --------------------
                         Oil (MBbl) Gas (Mmcf) Oil (MBbl) Gas (Mmcf) Oil (MBbl) Gas (Mmcf)
                         ---------- ---------  ---------  ---------  ---------  ---------
                                                (in thousands)
Proved developed and
 undeveloped reserves:
Beginning of year.......    9,658   1,075,892    9,650      912,430   18,651     851,244
Revisions of previous
 estimates..............     (116)    (24,626)   3,220       (6,790)  (7,437)    (55,343)
Purchase of minerals in
 place..................      --      110,365      --       160,424      --        3,520
Extensions and
 discoveries............      521     303,595    1,047      127,604      746     217,870
Production..............     (873)   (112,403)  (1,432)     (94,953)  (2,033)    (94,893)
Sale of minerals in
 place..................   (1,081)    (29,456)  (2,827)     (22,823)    (277)     (9,968)
                           ------   ---------   ------    ---------   ------     -------
End of year.............    8,109   1,323,367    9,658    1,075,892    9,650     912,430
                           ======   =========   ======    =========   ======     =======
Proved developed
 reserves:
 Beginning of year......    5,664     664,096    6,212      543,068   10,751     553,787
                           ======   =========   ======    =========   ======     =======
 End of year............    4,020     765,174    5,664      664,096    6,212     543,068
                           ======   =========   ======    =========   ======     =======

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

                                              2000         1999        1998
                                           -----------  ----------  ----------
                                                    (in thousands)
Future cash inflows......................  $11,069,169  $2,431,441  $1,927,074
Future production costs..................   (1,762,819)   (705,476)   (570,923)
Future development costs.................     (371,673)   (281,727)   (238,169)
Future income tax expenses...............   (3,073,719)   (300,354)   (187,113)
                                           -----------  ----------  ----------
  Future net cash flows..................    5,860,958   1,143,884     930,869
10% annual discount for estimated timing
 of cash flows...........................   (2,418,805)   (482,577)   (400,221)
                                           -----------  ----------  ----------
Standardized measure of discounted future
 net cash flows..........................  $ 3,442,153  $  661,307  $  530,648
                                           ===========  ==========  ==========

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

   The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                              2000         1999        1998
                                           -----------  ----------  ----------
                                                    (in thousands)
Net change in sales price and production
 costs...................................  $ 3,468,077  $   45,470  $ (103,105)
Changes in estimated future development
 costs...................................       55,115      18,055      43,383
Sales and transfers of oil and gas
 produced, net of production costs.......     (343,367)  (157,768)   (146,875)
Net change due to extensions and
 discoveries.............................    1,059,145      76,523     115,145
Net change due to purchases and sales of
 minerals in place.......................      207,135     117,670     (6,980)
Net change due to revisions in
 quantities..............................     (161,818)     35,208     (76,985)
Net change in income taxes...............   (1,603,349)    (64,554)     68,083
Accretion of discount....................       70,304      56,702      63,163
Other, principally revisions in estimates
 of timing of production.................       29,604       3,353      10,688
                                           -----------  ----------  ----------
Net changes..............................    2,780,846     130,659     (33,483)
Balance, beginning of year...............      661,307     530,648     564,131
                                           -----------  ----------  ----------
Balance, end of year.....................  $ 3,442,153  $  661,307  $  530,648
                                           ===========  ==========  ==========

   The weighted average prices utilized for purposes of estimating the Company's proved reserves and future net revenues were $22.18 per barrel of oil and $8.23 per Mcf of natural gas based on market prices in effect on December 31, 2000.