Form 10-Q
period 2001-03-31
BARRETT RESOURCES CORP
filed 2001-05-15
CIK 351993

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

                 For the quarterly period ended March 31, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 33,461,004 shares of the registrant's $.01 par value common stock outstanding as of May 9, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         BARRETT RESOURCES CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
  Item 1.Financial Statements
      Consolidated Condensed Balance Sheets--March 31, 2001 and December
       31, 2000...........................................................   3
      Consolidated Condensed Statements of Operations--Three Months Ended
      March 31, 2001 and 2000.............................................   4
      Consolidated Condensed Statement of Comprehensive (Loss) Income.....   5
      Consolidated Condensed Statements of Cash Flows--Three months ended
      March 31, 2001 and 2000.............................................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  12
  Item 3.Quantitative and Qualitative Disclosures About Market Risk.......  14
PART II. OTHER INFORMATION
  Item 6.Recent Developments..............................................  16
  Item 7.Exhibits and Reports on Form 8-K.................................  17

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         BARRETT RESOURCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                               March 31, 2001 December 31, 2000
                                               -------------- -----------------
                                                (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents...................   $   22,830      $   25,454
  Receivables, net............................      177,519         297,766
  Gas inventory held for sale, at market......          855          27,418
  Deferred income tax asset...................       26,372             --
  Other current assets........................       18,436          29,042
                                                 ----------      ----------
    Total current assets......................      246,012         379,680
Net property and equipment (full cost
 method)......................................      907,494         869,606
Other assets, net.............................        9,264           4,547
                                                 ----------      ----------
                                                 $1,162,770      $1,253,833
                                                 ==========      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................   $  147,352      $  234,739
  Amounts payable to oil and gas property
   owners.....................................       13,144          18,672
  Production taxes payable....................       44,039          39,229
  Accrued and other liabilities...............       20,571          20,917
  Derivative fair value--trading activities...       12,393          47,745
  Derivative fair value--hedging activities...       69,400             --
                                                 ----------      ----------
    Total current liabilities.................      306,899         361,302
Long-term debt................................      295,005         406,269
Other long-term liabilities...................       20,000             --
Deferred income taxes.........................       52,560          39,003
Derivative fair value--trading activities.....       36,340          31,446
Derivative fair value--hedging activities.....       51,439             --
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000
   shares authorized, none outstanding........          --              --
  Common stock, $.01 par value: 45,000,000
   shares authorized; 33,466,003 issued
   (33,394,063 at December 31, 2000)..........          335             334
  Additional paid-in capital..................      298,534         296,043
  Retained earnings...........................      176,446         119,436
  Accumulated other comprehensive income......      (74,525)            --
  Treasury stock, at cost.....................         (263)            --
                                                 ----------      ----------
    Total stockholders' equity................      400,527         415,813
                                                 ----------      ----------
                                                 $1,162,770      $1,253,833
                                                 ==========      ==========

        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                            Three Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Operating revenues:
  Oil and gas production................................... $161,430    $67,204
  Other income.............................................    3,553      1,907
                                                            --------    -------
                                                             164,983     69,111
Operating expenses:
  Lease operating expenses.................................   25,983     11,356
  Transportation and gathering.............................   10,572      6,503
  Depreciation, depletion and amortization.................   26,309     25,211
  General and administrative...............................    5,603      7,825
                                                            --------    -------
                                                              68,467     50,895
                                                            --------    -------
Operating income from oil and gas operations...............   96,516     18,216
Other income and (expenses):
  Interest income..........................................      371        207
  Interest expense.........................................   (5,766)    (6,097)
  Trading activities, net..................................    3,440        297
  Other....................................................   (2,608)       --
                                                            --------    -------
                                                              (4,563)    (5,593)
                                                            --------    -------
Income before income taxes.................................   91,953     12,623
Provision for income taxes.................................   34,942      4,797
                                                            --------    -------
Net income................................................. $ 57,011    $ 7,826
                                                            ========    =======
Earnings (loss) per common share
  Basic.................................................... $   1.70    $  0.24
                                                            ========    =======
  Assuming dilution........................................ $   1.67    $  0.24
                                                            ========    =======
Weighted average shares of common stock outstanding:
  Basic....................................................   33,453     32,600
                                                            ========    =======
  Assuming dilution........................................   34,205     32,888
                                                            ========    =======

        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

        CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)
                                 (in thousands)

                                                                     For the
                                                                   Three Month
                                                                   Period Ended
                                                                   ------------
                                                                    March 31,
                                                                       2001
                                                                   ------------
Net income........................................................  $  57,011
Other comprehensive (loss) income, net of tax
  Cash flow hedges
   Cumulative effect of change in accounting principle to record the fair value of derivatives at January 1, 2001, net of tax
    benefits of $62.1 million.....................................   (101,300)
  Unrealized gain due to change in fair value, net of tax effects
   of $0.3 million................................................        664
  Less: reclassification adjustment for losses included in net
   income, net of tax effect of $16.1 million.....................     26,111
Total other comprehensive (loss)..................................    (74,525)
                                                                    ---------
Comprehensive (loss) income.......................................  $ (17,514)
                                                                    =========




        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                           Three Months Ended
                                                           --------------------
                                                           March 31,  March 31,
                                                             2001       2000
                                                           ---------  ---------
Cash flows from operations:
  Net income.............................................. $  57,011  $  7,826
  Adjustments needed to reconcile to net cash provided by
   operations:
    Depreciation, depletion and amortization..............    26,513    25,312
    Deferred income taxes.................................    33,104     4,545
    Unrealized (gain) loss on mark to market
     transactions.........................................   (14,374)    1,029
    Other.................................................      (945)      --
                                                           ---------  --------
                                                             101,309    38,712
Change in current assets and liabilities:
  Receivables.............................................   120,247   (46,564)
  Other current assets....................................    21,556    (2,183)
  Accounts payable........................................   (87,387)   36,736
  Amounts due oil and gas owners..........................    (5,528)    3,743
  Production taxes payable................................     4,810     3,121
  Accrued and other liabilities...........................    (1,520)   (2,508)
                                                           ---------  --------
Net cash flow provided by operations......................   153,487    31,057
                                                           ---------  --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties............       249    16,377
  Acquisition of property and equipment...................   (64,525)  (89,655)
                                                           ---------  --------
  Net cash flow used in investing activities..............   (64,276)  (73,278)
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................     1,926       403
  Proceeds from long-term borrowing.......................    64,000    58,000
  Payments on long-term debt..............................  (172,843)  (28,809)
  Deferred Revenue........................................    20,000       --
  Other...................................................    (4,918)      --
                                                           ---------  --------
Net cash flow (used) provided by financing activities.....   (91,835)   29,594
                                                           ---------  --------
Decrease in cash and cash equivalents.....................    (2,624)  (12,627)
Cash and cash equivalents at beginning of period..........    25,454    20,634
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  22,830  $  8,007
                                                           =========  ========

        The accompanying notes are an integral part of these statements.

                         BARRETT RESOURCES CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 2001

1. UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Barrett Resources Corporation and its subsidiaries, collectively referred to as the "Company", as of March 31, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K. Also see Note 6 to these Consolidated Financial Statements regarding recently adopted accounting standards.

  Certain reclassifications have been made to 2000 amounts to conform to the 2001 presentation.

2. INCOME TAXES

  Provisions for income taxes were calculated in accordance with Statement of Financial Accounting Standards No. 109 which provides that a deferred tax liability or asset be determined based on the timing differences between the basis used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended March 31, 2001, the Company used an estimated effective tax rate of 38 percent. Also see Note 6.

3. LONG-TERM DEBT

  The Company's long-term debt consists of the following (in thousands):

                                                            March   December 31,
                                                           31, 2001     2000
                                                           -------- ------------
   Line of Credit......................................... $140,000   $248,000
   7.55% Senior Notes.....................................  150,000    150,000
   Production Payments....................................   13,209     15,298
                                                           --------   --------
     Total................................................  303,209    413,298
   Less: current portion..................................    8,204      7,029
                                                           --------   --------
   Long-term debt......................................... $295,005   $406,269
                                                           ========   ========

  In December 2000, the Company entered into a revolving senior credit facility under which up to $350 million is available for loans and letters of credit. This revolving line of credit expires December 15, 2005.

  As of March 31, 2001 the Company's effective interest rate, on the outstanding balance on its line of credit averaged 6.4% per annum.

                         BARRETT RESOURCES CORPORATION

                                March 31, 2001


  The Company's outstanding letters of credit totaled $36.3 million and $40.3 million at March 31, 2001 and December 31, 2000, respectively.

4. EARNINGS PER SHARE

  The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                            Three Months Ended
                                                            -------------------
                                                            March 31, March 31,
                                                              2001      2000
                                                            --------- ---------
                                                              (in thousands)
   Income available to common stockholders.................  $57,011   $ 7,826
                                                             =======   =======
   Weighted average number of common shares used in basic
    EPS....................................................   33,453    32,600
   Effect of dilutive stock options........................      752       288
                                                             -------   -------
   Weighted average number of common shares and dilutive
    potential common stock used in EPS-assuming dilution...   34,205    32,888
                                                             =======   =======

5. DERIVATIVES AND TRADING ACTIVITIES

  The Company uses swap agreements to reduce the effect of price volatility on a portion of its natural gas production. For its trading activities, the Company enters into a variety of contracts to purchase and sell natural gas and oil at both fixed prices and at index based prices. The Company also enters into financial instruments (derivatives) that seek to reduce sensitivity to price movements or to create guaranteed margins on certain trading delivery and purchase commitments.

  The Company accounts for and reports the fair value of its production and trading derivatives in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", adopted January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. (Changes in the fair value are often referred to as unrealized mark to market adjustments.) Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In conjunction with SFAS 133, contracts to purchase and sell natural gas and derivative positions for the Company's trading activity are marked to market at the end of each reporting period as trading activities.

                         BARRETT RESOURCES CORPORATION

                                March 31, 2001


 Production Hedges

  With the adoption of SFAS 133 on January 1, 2001, the Company recognized other comprehensive loss of $101.3 million, net of tax benefits of $62.1 million, and an additional liability of $163.4 million for the unrealized fair value of its derivative positions qualifing as cash flow hedges on 57.4 Bcf of its natural gas production.

  As of March 31, 2001, the Company held derivative positions on 51.0 Bcf of its natural gas production. The fair value of these derivatives at March 31, 2001, is a negative $120.8 million and is reflected on the the Company's balance sheet as a liability (current $69.4 million and long term $51.4 million). Changes in the fair value of the derivatives, reclassification of derivative losses offsetting related results on hedged production recognized in the income statement and assessment of hedge effectiveness decreased the Company's other comprehensive loss to $74.5 million. (See Statement of Consolidated Condensed Comprehensive (Loss) Income.)

  For the three months ended March 31, 2001 and 2000, the Company recorded unrealized mark to market losses under its natural gas production swap agreements of $31.6 million and $4.7 million, respectively.

 Trading Activities

  The fair value of the Company's trading contracts and financial instruments as of March 31, 2001 was an estimated net negative of $48.7 million, an increase in value of $30.5 million from the $79.2 million fair value recorded at December 31, 2000. Net trading activities include a net unrealized mark to market gain of $14.8 million inclusive of mark to market adjustments on its natural gas inventory for the three months ended March 31, 2001. For the same period of 2000, the Company recognized a net unrealized mark to market loss of $1 million. Gross trading activities are summarized in the table below.


                                                 Three Months ended March 31
                                                 ----------------------------
   Trading Activities                                2001           2000
   ------------------                            -------------  -------------
                                                       (in thousands)
   Revenues, gross.............................. $     447,149  $     274,689
   Operating expenses, gross....................      (458,478)      (273,363)
   Unrealized gains (losses) on mark to market
    transactions................................        14,769         (1,029)
                                                 -------------  -------------
   Net trading (expenses) income................ $       3,440  $         297
                                                 =============  =============

                         BARRETT RESOURCES CORPORATION

                                March 31, 2001


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

                                      Quarter ended March 31, 2001
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Operating Revenues......  $161,630 $     0  $161,630    $  3,353      $164,983
DD&A....................    24,323       0    24,323       1,986        26,309
Unrealized gains on mark
 to market
 transactions...........         0  14,769    14,769           0        14,769
Profit (loss)...........   100,752   3,143   103,895     (11,942)       91,953
Expenditures for assets,
 net....................    60,576       0    60,576       3,700        64,276
                                      Quarter ended March 31, 2000
                          ------------------------------------------------------
                                   Natural
                           Oil &     Gas    Segments   Corporation
                          Gas E&P  Trading   Total    & Unallocated Consolidated
                          -------- -------  --------  ------------- ------------
                                             (in thousands)
Operating Revenues......  $ 67,296 $     0  $ 67,296    $  1,815      $ 69,111
DD&A....................    24,106       0    24,106       1,105        25,211
Unrealized (losses) on
 mark to market
 transactions...........         0  (1,029)   (1,029)          0        (1,029)
Profit (loss)...........    25,330    (104)   25,226     (12,603)       12,623
Expenditures for assets,
 net....................    73,003       0    73,003         275        73,278

7. SUBSEQUENT EVENT

  On May 7, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with the Williams Companies, Inc.("Williams") and Williams' wholly-owned subsidiary Resources Acquisition Corp. ("Acquiror") in a transaction valued at approximately $2.8 billion, including the assumption of approximately $300 million in debt.

  Pursuant to the terms of the Merger Agreement, on May 14, 2001 Williams, through Acquiror, commenced a cash tender offer at $73.00 per share for 50 percent of the Company's outstanding common stock (the "Offer"). The Merger Agreement provides that, following consummation of the Offer and the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company and Acquiror will merge pursuant to which each remaining share of the Company's common stock will be converted into 1.767 shares of Williams' common stock.

                         BARRETT RESOURCES CORPORATION

                                March 31, 2001


  The transaction, which is contingent upon approval from federal anti-trust regulators and the tender of at least 50 percent of the Company's common stock, is expected to close in 60 to 90 days. The Merger Agreement provides for a termination fee of $75.5 million and reimbursement of up to $15 million in expenses each payable to Williams upon certain events of termination.

8. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION


                                                                  Three Months
                                                                 ended March 31
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
                                                                 (in thousands)
Cash amounts paid for interest and income taxes are as follows:
  Interest.....................................................  $ 9,641 $ 9,731
  Income Taxes.................................................       74     287
Non-cash investing and financing activities:
  Common Stock/treasury share options exercised................      263       0
  Compensation associated with acceleration of vesting stock
   options.....................................................      304       0

                         BARRETT RESOURCES CORPORATION

                             For the Quarter Ended
                                March 31, 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  For the three months ended March 31, 2001, total assets decreased $91 million, or seven percent, to $1.16 billion as compared with total assets of $1.25 billion at December 31, 2000. The Company's net cash flow from operations (see Consolidated Statement of Cash Flow) generated funds that were used to fund capital expenditures for the period and to reduce the Company's long term debt by $108.8 million.

  The Company's cash and cash equivalents at March 31, 2001 decreased by $2.6 million to $22.8 million and working capital decreased from December 31, 2000 by $79.3 million. The decrease in working capital is attributed to the monetization through collections and sale, respectively, of the Company's receivables and natural gas inventory. Furthermore, as of March 31, 2001 and in accordance with SFAS 133, adopted January 1, 2001, the Company recognized an additional liability of $120.8 million, of which $69.4 million was current, for the fair value of its production hedging positions. (See Note 5 to the Consolidated Financial Statements.)

  For the three months ended March 31, 2001, the Company generated operating cash flow of $101.3 million before working capital changes compared with $38.7 million in 2000. After working capital changes, cash flow provided by operations was $153.5 million, an increase of $122.4 million over 2000. These increases are primarily attributable to higher prices received in 2001 for gas sales.

  The Company had $140 million outstanding under its bank credit facility at March 31, 2001, down $108.8 million from the December 31, 2000 outstanding balance.

  The Company's oil and gas property expenditures for the first quarter of 2001 totaled $64.5 million, compared to $89.7 million for the same period of 2000. Of these expenditures, $25.9 million (40 percent) was invested in the Piceance Basin, $13.2 million (20 percent) in the Powder River Basin--Coal Bed Methane area, $10.6 million (16 percent) in the Raton Basin and $7.7 million (12 percent) in the Uinta Basin.

  In October 2000, the Company entered into a ten-year firm transportation commitment to transport its gas on a pipeline to be placed in service in May 2002. In January 2001, for consideration of $20.0 million, the Company assigned its rights and obligations for a 33 month period of that ten-year commitment commencing July 1, 2002. The Company is obligated to refund all or some of the consideration if, in the unlikely event, the pipeline is not constructed or its in-service date is delayed.

  On April 23, 2001, the Colorado Oil and Gas Conservation Commission issued a ruling to approve 20-acre increased density drilling covering 16,000 acres of Federal lands in the Piceance Basin. As a result of this ruling, the Company added 212 Bcf of proved gas reserves attributed to 202 additional well locations in the Piceance Basin.

  As of April 30, 2001, including the increased well density in the Piceance Basin and other additions resulting from on-going drilling activities, the Company's total proved gas and oil reserves were 2.1 trillion cubic feet of gas equivalents, or an increase of 53 percent over the December 31, 2000 volumes. The incremental proved reserves consist of 645 Bcf and 54 Bcf of gas reserves in the Piceance and Powder River Basins, respectively, and 37 Bcfe of oil and gas reserves in the Uinta Basin.

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

 Results of Operations

  For the quarter ended March 31, 2001, the Company earned net income of $57.0 million ($1.67 per share), compared to net income of $7.8 million ($0.24 per share) in 2000. Excluding the effects of the unrealized non-cash mark to market gains and losses and related income tax effects, the Company's net income for 2001 and 2000 would have been $47.9 million ($1.40 per share) and $8.4 million ($0.26 per share), respectively.

  Operating income for the 2001 quarter was $96.5 million, an increase of $78.3 million compared to $18.2 million for the same period in 2000. This increase is primarily attributable to higher average sales prices received for gas in the 2001 quarter.

  Production revenues and related volumes and average prices during the periods presented were as follows:

                                                                Quarter Ended
                                                                  March 31,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
   Gas Revenues (000's)....................................... $156,163 $61,392
   Gas Production (Bcf).......................................     29.1    28.8
   Average Price per Mcf...................................... $   5.38 $  2.13
   Oil Revenues (000's)....................................... $  5,267 $ 5,812
   Oil Production (MBbls).....................................      221     231
   Average Price per Barrel................................... $  23.89 $ 25.16

  (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels.)

  First quarter gas revenues increased 154 percent as compared with the same period in 2000, principally due to a 153 percent increase in average prices. During the three months ended March 31, 2001, the Company recognized net production hedging losses of approximately $31.2 million and $0.4 million of expense associated with ineffective hedge assessment (see Note 5 to the Consolidated Financial Statements), which were recorded in the consolidated statements of income as adjustments to gas production revenue.

  The nine percent decrease in the first quarter 2001 oil revenues from the same period in 2000 is attributed to a five percent decrease in average oil prices received together with a four percent decrease in oil production volumes. The decrease in oil production volumes is principally attributable to the sale of the Company's Permian Basin oil properties, effective February 1, 2000.

  Lease operating expenses of $25.9 million averaged $0.85 per Mcfe compared to $0.38 per Mcfe in 2000. The increase is primarily attributable to higher average sales prices received in 2001 resulting in increases in value related production and ad valorem taxes and net profits expense. Transportation and gathering expenses for the first quarter of 2001 averaged $0.35 per Mcfe compared to $0.22 per Mcfe for 2000.

  Depreciation, depletion and amortization increased $1.1 million. On a per unit of production basis, depletion rates were unchanged and averaged $0.80 per Mcfe for both 2001 and 2000. Depreciation expense averaged $0.06 per Mcfe for the 2001 quarter and $0.03 per Mcfe for the same period of 2000. The increase in depreciation is due to the acquisitions of additional gas gathering and compression facilities in the Raton Basin in the fourth quarter of 2000 and first quarter of 2001.

  Interest expense for the first quarter of 2001, net of capitalized interest of $1.4 million, decreased five percent ($0.3 million) compared to the same period of 2000. The decrease is a result of lower debt outstanding during the 2001 quarter.

  The Company reports its trading activities on a net basis (trading revenues net of associated costs). Excluding unrealized mark to market adjustments, the Company's net trading activities decreased from a $1.3 million gain in the first quarter of 2000 to an $11.3 million loss in 2001. Gas trading volumes decreased 51 percent from 118.6 Bcf in the first quarter of 2000 to 58.3 Bcf for 2001. High volatility and higher gas prices resulted in higher settlement costs on fixed price sales and financial derivative positions.

  The Company's first quarter 2001 other expense includes $1.9 million of costs associated with the Company's response to a hostile tender offer commenced on March 7, 2001.

  The Company's largest source of operating income is from gas and oil production. The levels of the Company's revenues and earnings from gas and oil production and trading activities are affected by prices at which natural gas and oil are being sold. This is particularly true with respect to natural gas, which accounted for approximately 97 percent of the Company's production revenue for the first quarter of 2001. As a result, the Company's operating results for any prior period are not necessarily indicative of future operating results because of the fluctuations in gas and oil prices and the lack of predictability of those fluctuations as well as changes in production levels.

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

  The Company uses commodity derivative financial instruments, including futures and swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between two pricing points. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of March 31, 2001. The fair value of these instruments reflected in the table below is the estimated amount that the Company would receive or
(pay) to settle the contracts as of March 31, 2001. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production.

       For the year       Bcf          Price Range Per MMBtu           Fair Value
       ------------       ----         ---------------------         ---------------
           2001           19.4            $1.6376--$2.84             $(50.2) million
           2002           27.2            $1.6376--$2.84             $(60.5) million
           2003            4.4            $1.6396--$1.72             $(10.1) million

  The Company also uses commodity derivative financial instruments and contracts for the purchase and sale of natural gas at both fixed and indexed based prices in its trading activities. The financial instruments seek to reduce sensitivity to price movements, to lock in margins on its trading positions and to hedge the value of stored gas. The following tables summarize the Company's derivative positions on its natural gas trading activities as of March 31, 2001. The fair value of these instruments reflects the estimated amounts that the Company would receive or (pay) to settle the contracts as of March 31, 2001. Actual settlement of these instruments as they mature will differ from these estimates.

                       CONTRACTS TO PURCHASE NATURAL GAS

                                              Price Range Per
       For the year          Bcf                   MMBtu                    Fair Value
       ------------         -----             ---------------             ---------------
           2001               1.7             $  2.465--$5.46             $   4.3 million
                             67.4               Indexed Based             $ (0.4) million
           2002                .2             $         2.465             $   0.5 million
                             21.9               Indexed Based             $ (0.4) million
           2003              14.7               Indexed Based             $   0.2 million
           2004              11.9               Indexed Based             $   0.3 million
           2005               2.3               Indexed Based             $   0.1 million

                         CONTRACTS TO SELL NATURAL GAS

                                              Price Range Per
       For the year          Bcf                   MMBtu                    Fair Value
       ------------         -----             ---------------             ---------------
           2001              11.7             $  1.92--$5.46              $(16.9) million
                            136.7               Indexed Based             $   9.2 million
           2002               5.6             $ 2.3725--$5.46             $ (4.6) million
                             71.4               Indexed Based             $   2.3 million
           2003               2.7             $2.3725--$2.465             $ (3.6) million
                             52.8               Indexed Based             $ (0.1) million
           2004               2.7             $2.3725--$2.465             $ (3.0) million
                             45.4               Indexed Based             $ (0.5) million
           2005               1.4             $2.3725--$2.465             $ (1.4) million
                             15.6               Indexed Based             $ (0.3) million
        Thereafter            3.9             $         2.465             $ (3.3) million
                              9.5               Indexed Based             $ (0.5) million

                  DERIVATIVE FINANCIAL INSTRUMENT POSITIONS*

       For the year     Bcf          Price Range Per MMBtu           Fair Value
       ------------     ----      ----------------------------     --------------
           2001         (8.3)     $1.905--$5.055/Indexed Based     $(4.2) million
           2002          7.8              $2.84 /Indexed Based     $(9.4) million
           2003          8.0                     Indexed Based     $(4.5) million
           2004          5.8                     Indexed Based     $(4.8) million
           2005         (1.6)                    Indexed Based     $(2.0) million
        Thereafter      (3.9)                    Indexed Based     $(5.7) million

  * Volumes presented in this table represent the Company's net position. A positive position indicates a net purchase position; a negative position indicates a net sell position.

 Interest Rate Risk

  The Company's use of fixed and variable rate long-term debt to partially finance capital expenditures exposes the Company to market risk related to changes in interest rates. As of March 31, 2001, there have been no material changes in the Company's interest rate risk exposure, from that disclosed in the 2000 Form 10-K.

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

                          PART II. OTHER INFORMATION

Item 6. RECENT DEVELOPMENTS

  On May 7, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with the Williams Companies, Inc. ("Williams") and Williams' wholly-owned subsidiary Resources Acquisition Corp. ("Acquiror") in a transaction valued at approximately $2.8 billion, including the assumption of approximately $300 million in debt.

  Pursuant to the terms of the Merger Agreement, on May 14, 2001 Williams, through Acquiror, commenced a cash tender offer at $73.00 per share for 50 percent of the Company's outstanding common stock (the "Offer"). The Merger Agreement provides that, following consummation of the Offer and the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company and Acquiror will merge pursuant to which each remaining share of the Company's common stock will be converted into 1.767 shares of Williams' common stock.

  The transaction, which is contingent upon approval from federal anti-trust regulators and the tender of at least 50 percent of the Company's common stock, is expected to close in 60 to 90 days. The Merger Agreement provides for a termination fee of $75.5 million and reimbursement of up to $15 million in expenses each payable to Williams upon certain events of termination.

  The description of the Merger Agreement is qualified in its entirety by the terms of the Merger Agreement a copy of which was filed on Exhibit 10.1 on the Company's current report on Form 8-K filed on May 7, 2001.

Item 7. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

     2.1  Agreement And Plan of Merger, dated as of May 2, 1995, among Barrett
          Resources Corporation ("Barrett" or "Registrant"), Barrett Energy
          Inc. (formerly known as Vanilla Corporation), and Plains Petroleum
          Company ("Plains") is incorporated by reference from Annex I to the Joint Proxy Statement/Prospectus of Barrett and Plains dated June 13,
          1995.
     3.1  Restated Certificate Of Incorporation of Barrett Resources
          Corporation, a Delaware corporation, is incorporated herein by reference from Exhibit 3.2 of Registrant's Registration Statement on
          Form S-4 dated June 9, 1995.
     3.2 Certificate of Amendment to Certificate of Incorporation of Barrett dated June 17, 1997 is incorporated by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the year ended December
          31, 1997.
     3.3A Bylaws of Barrett, as amended through February 25, 1998 are incorporated by reference from Exhibit 3.3 of Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1998.
     3.3B Bylaw Amendments dated March 14, 2001 are incorporated by reference from Exhibit (a)(2)(xi) of Registrant's Schedule 14D-9 filed with the SEC on March 23, 2001.
     3.3C Bylaw Amendment dated March 22, 2001 is incorporated by reference from Exhibit 3.3C of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
     4.1A Form of Rights Agreement dated as of August 5, 1997 between Barrett and BankBoston, N.A., which includes, as Exhibit A thereto, the form of Certificate of Designations specifying the terms of the Series A
          Junior Participating Preferred Stock, and as Exhibit B thereto, the form of Rights Certificate, is incorporated by reference from Exhibit
          1 to the Company's Registration Statement on Form 8-A filed August
          11, 1997.
     4.1B Form of the Amendment to Rights Agreement dated August 5, 1997 between Barrett and BankBoston, N.A. is incorporated by reference from Exhibit 4.1B of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
     4.1C Form of the Second Amendment to Rights Agreement, dated as of May 7,
          2001, between Registrant and BankBoston, N.A. as Rights Agent is incorporated by reference from Exhibit 1 to Registrant's Form 8-A/A2 filed with the SEC on May 7, 2001.
     4.2  Revised Form of Indenture between the Company and Bankers Trust
          Company, as trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes is incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-
          3 filed February 10, 1997, File No. 333-19363.
     4.3 Form of Indenture between the Registrant and Bankers Trust Company, as trustee, with respect to Debt Securities is incorporated by reference from Exhibit 4.2 of Registrant's Registration Statement on
          Form S-3 filed May 6, 1998 (File No. 333-51985).
     10.1 Non-Qualified Stock Option Plan Of Barrett Resources Corporation is incorporated by reference from Registrant's Registration Statement on Form S-8 dated November 15, 1989.
     10.2 Registrant's 1990 Stock Option Plan, as amended, is incorporated by reference from the Registrant's Registration Statement on Form S-8 dated March 15, 1995.

     10.3 Registrant's Non-Discretionary Stock Option, as amended, is incorporated by reference from Exhibit 99.2 of the Registrant's
           Proxy Statement dated April 24, 1997.
     10.4 Registrant's 1994 Stock Option Plan, As amended, is incorporated by reference from the Registrant's Registration Statement on Form S-8 dated March 15, 1995.
     10.5 Registrant's 1997 Stock Option Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Proxy Statement dated April
           24, 1997.
     10.6A Revolving Credit Agreement dated as of July 19, 1995 among Barrett and Texas Commerce Bank National Association, as Agent, and Texas
           Commerce Bank National Association, Nations Bank of Texas, N.A.,
           Bank of Montreal, Houston Agency, Colorado National Bank, and The
           First National Bank of Boston, as the "Banks", is incorporated by reference from Exhibit 10.6 to Barrett's Annual Report on Form 10-K for the year ended December 31, 1995.
     10.6B First Amendment to Revolving Credit Agreement dated October 31, 1996 between and among Barrett, Agent and the Banks is incorporated by reference from Exhibit 10.1 to Amendment No. 2 to Barrett's
           Registration Statement on Form S-3 (File No. 333-19363) dated
           February 10, 1997.
     10.6C Second Amendment to Revolving Credit Agreement dated February 10,
           1997 between and among Barrett, the Agent, and the Banks is incorporated by reference from Exhibit 10.2 to Amendment No. 2 to Barrett's Registration Statement on Form S-3 (File No. 333-19363) dated February 10, 1997.
     10.6D Amended and Restated Credit Agreement dated November 12, 1997 between and among Barrett, the Agent, the Banks, and The Chase
           Manhattan Bank as the "Competitive Bid Auction Agent" is incorporated by reference from Exhibit 10.7D to Registrant's Annual
           Report on Form 10-K for the Year ended December 31, 1997.
     10.6E First Amendment to Amended and Restated Credit Agreement dated
           December 19, 1997 between and among Barrett, the Agent, the Banks, and the Competitive Bid Auction Agent is incorporated by reference from Exhibit 10.7E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
     10.7  Revolving Credit Agreement among Barrett, as Borrower, Bank of
           America, N.A., as Administrative Agent and Issuing Lender, Banc of
           America Securities L.L.C., as Sole Lead Arranger and Book Manager,
           Bank One, NA, as Syndication Agent, Fleet National Bank, as
           Documentation Agent, and the Lenders Party to that agreement is incorporated by reference from Exhibit 10.7 of Registrant's Annual
           Report on Form 10-K for the year ended December 31, 2000.
     10.8A Severance Protection Agreement dated February 6, 1998 between
           Registrant and William J. Barrett is incorporated by reference from
           Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year

  (b) On May 7, 2001, the Company filed a Form 8-K pertaining to the Agreement and Plan of Merger entered into on May 7, 2001 with the Williams Companies, Inc. and Resources Acquisition Corp.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Barrett Resources Corporation

                                                    /s/ Peter A. Dea
May 15, 2001                              By __________________________________
                                                        Peter A. Dea
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                                    /s/ J. Frank Keller
May 15, 2001                              By __________________________________
                                                      J. Frank Keller
                                                  Chief Financial Officer