Form 10-Q/A
period 2001-03-31
BARRETT RESOURCES CORP
filed 2001-05-16
CIK 351993

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A1

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

                         BARRETT RESOURCES CORPORATION

        CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)
                                 (in thousands)

                                                                     For the
                                                                   Three Month
                                                                   Period Ended
                                                                   ------------
                                                                    March 31,
                                                                       2001
                                                                   ------------
Net income........................................................  $  57,011
Other comprehensive (loss) income, net of tax
  Cash flow hedges
   Cumulative effect of change in accounting principle to record the fair value of derivatives at January 1, 2001, net of tax
    benefits of $62.1 million.....................................   (101,300)
  Unrealized gain due to change in fair value, net of tax effects
   of $0.3 million................................................        664
  Less: reclassification adjustment for losses included in net
   income, net of tax effect of $16.1 million.....................     26,111
                                                                    ---------
Total other comprehensive (loss)..................................    (74,525)
                                                                    ---------
Comprehensive (loss) income.......................................  $ (17,514)
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

                         BARRETT RESOURCES CORPORATION

                                March 31, 2001


 Production Hedges

  With the adoption of SFAS 133 on January 1, 2001, the Company recognized other comprehensive loss of $101.3 million, net of tax benefits of $62.1 million, and an additional liability of $163.4 million for the unrealized fair value of its derivative positions qualifying as cash flow hedges on 57.4 Bcf of its natural gas production.

  As of March 31, 2001, the Company held derivative positions on 51.0 Bcf of its natural gas production. The fair value of these derivatives at March 31, 2001, is a negative $120.8 million and is reflected on the Company's balance sheet as a liability (current $69.4 million and long term $51.4 million). Changes in the fair value of the derivatives, reclassification of derivative losses offsetting related results on hedged production recognized in the income statement and assessment of hedge effectiveness decreased the Company's other comprehensive loss to $74.5 million. (See Statement of Consolidated Condensed Comprehensive (Loss) Income.)

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

     10.3 Registrant's Non-Discretionary Stock Option, as amended, is incorporated by reference from Exhibit 99.2 of the Registrant's
            Proxy Statement dated April 24, 1997.
     10.4 Registrant's 1994 Stock Option Plan, As amended, is incorporated by reference from the Registrant's Registration Statement on Form S-8 dated March 15, 1995.
     10.5 Registrant's 1997 Stock Option Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Proxy Statement dated April
            24, 1997.
     10.6A Revolving Credit Agreement dated as of July 19, 1995 among Barrett and Texas Commerce Bank National Association, as Agent, and Texas
            Commerce Bank National Association, Nations Bank of Texas, N.A.,
            Bank of Montreal, Houston Agency, Colorado National Bank, and The
            First National Bank of Boston, as the "Banks", is incorporated by reference from Exhibit 10.6 to Barrett's Annual Report on Form 10-K for the year ended December 31, 1995.
     10.6B  First Amendment to Revolving Credit Agreement dated October 31,
            1996 between and among Barrett, Agent and the Banks is incorporated by reference from Exhibit 10.1 to Amendment No. 2 to Barrett's
            Registration Statement on Form S-3 (File No. 333-19363) dated
            February 10, 1997.
     10.6C  Second Amendment to Revolving Credit Agreement dated February 10,
            1997 between and among Barrett, the Agent, and the Banks is incorporated by reference from Exhibit 10.2 to Amendment No. 2 to Barrett's Registration Statement on Form S-3 (File No. 333-19363) dated February 10, 1997.
     10.6D Amended and Restated Credit Agreement dated November 12, 1997 between and among Barrett, the Agent, the Banks, and The Chase
            Manhattan Bank as the "Competitive Bid Auction Agent" is incorporated by reference from Exhibit 10.7D to Registrant's Annual
            Report on Form 10-K for the Year ended December 31, 1997.
     10.6E  First Amendment to Amended and Restated Credit Agreement dated
            December 19, 1997 between and among Barrett, the Agent, the Banks, and the Competitive Bid Auction Agent is incorporated by reference from Exhibit 10.7E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
     10.7   Revolving Credit Agreement among Barrett, as Borrower, Bank of
            America, N.A., as Administrative Agent and Issuing Lender, Banc of
            America Securities L.L.C., as Sole Lead Arranger and Book Manager,
            Bank One, NA, as Syndication Agent, Fleet National Bank, as
            Documentation Agent, and the Lenders Party to that agreement is incorporated by reference from Exhibit 10.7 of Registrant's Annual
            Report on Form 10-K for the year ended December 31, 2000.
     10.8A  Severance Protection Agreement dated February 6, 1998 between
            Registrant and William J. Barrett is incorporated by reference from
            Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997
     10.8B  Amendment No. 1 to Severance Protection Agreement dated November
            19, 1998 between Registrant and William J. Barrett is incorporated by reference from Exhibit 10.8B of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
     10.10A Form of Severance Protection Agreement is incorporated by reference from Exhibit 10.9A to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

     10.10B Schedule Identifying Material Differences Among Severance
            Protection Agreements between Barrett and each of Peter A. Dea,
            Joseph N. Jaggers, A. Ralph Reed, J. Frank Keller, Eugene A. Lang,
            Jr. and Bryan G. Hassler is incorporated by reference from Exhibit
            10.10B of Registrant's Annual Report on Form 10-K for the year ended December 21, 2000.
     10.10C Amendment No. 1 to Severance Protection Agreement dated February 9,
            1998 between Registrant and Peter A. Dea is incorporated by reference from Exhibit 10.8C to Registrant's Annual Report on Form
            10-K for the year ended December 31, 1999.
     10.10D Form of Amendment to Severance Protection Agreement effective May
            3, 2001, is incorporated by reference from Exhibit (e)(3) of Registrant's Schedule 14D-9 filed with the SEC on May 14, 2001.
     10.11  Agreement and Plan of Merger, dated as of May 7, 2001, between
            Barrett Resources Corporation, The Williams Companies, Inc. and
            Resources Acquisition Corp. is incorporated by reference from
            Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the SEC on May 7, 2001.

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